Form 10-Q
period 2021-09-30
Graphite Bio, Inc.
filed 2021-11-10
CIK 1815776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number: 001-40532

GRAPHITE BIO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-4867570
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 Haskins Way, Suite 210 South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 484-0886

279 East Grand Avenue, Suite 430, South San Francisco, CA 94080

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	GRPH	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒ No ☐

As of November 8, 2021, the registrant had 58,079,002 shares of common stock, $0.00001 par value per share, outstanding.

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

•

We face risks related to health epidemics, pandemics and other widespread outbreaks of contagious disease, including the ongoing COVID-19 pandemic, which could significantly disrupt our operations, impact our financial results or otherwise adversely impact our business.

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

•

Our rights to develop and commercialize our gene editing platform technology and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others, and we may lose rights to these licenses if we fail to comply with the applicable license terms or otherwise incur significant expenses to comply with our obligations under such licenses.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including its section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q may include, but are not limited to, statements about:

•

the success, cost and timing of our product development activities and clinical trials of our lead product candidates, GPH101, GPH201 and GPH301, including the initiation and progress of, and results from, our Phase 1/2 clinical trial of GPH101 and whether the clinical trial will support the intended uses for treatment of sickle cell disease, and future clinical trials or these and any of our other product candidates;

•	the therapeutic potential of our product candidates, and the disease indications for which we intend to develop our product candidates;
•	the timing and likelihood of, and our ability to obtain and maintain, regulatory clearance of our Investigational New Drug (“IND”) applications for and regulatory approval of our product candidates;
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

•

our ability to compete with companies currently marketing or the development and commercialization of targeted gene integration therapies or other treatments for disease indications that our product candidates are intended to address;

•	our ability to establish or maintain licenses, collaborations, partnerships or strategic relationships;
•	our ability to create a pipeline of product candidates;
•	our ability to advance any product candidate into, and successfully complete clinical trials;
•

our ability to obtain and maintain intellectual property protection for our current and future product candidates, the duration of such protection and our ability to operate our business without infringing on the intellectual property rights of others;

•	our ability to retain and recruit key personnel;
•	our expectations regarding use of our cash and cash equivalents, including the proceeds from our initial public offering;
•	our financial performance;
•	our competitive position and the development of and projections relating to our competitors or our industry, including in gene editing and gene therapy;
•	the impact of the COVID-19 pandemic on our business or operations;
•	the impact of laws and regulations in the United States and foreign countries; and
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

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

i

Graphite Bio, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$394,804	$19,782
Restricted cash	149	35
Prepaid expenses and other current assets	6,276	1,286
Total current assets	401,229	21,103
Property, plant and equipment, net	5,834	1,461
Operating lease right-of-use assets	9,077	—
Other assets	12	—
Total assets	$416,152	$22,564
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,763	$630
Accrued compensation	1,659	466
Accrued research costs	1,730	1,764
Accrued expenses and other current liabilities	1,314	126
Current portion of operating lease liabilities	4,806	—
Series A redeemable convertible preferred stock tranche liability	—	29,062
Total current liabilities	11,272	32,048
Non-current operating lease liabilities	4,684	—
Other liabilities	64	316
Total liabilities	16,020	32,364
Commitments and contingencies (Note 7)
Series A redeemable convertible preferred stock, $0.00001 par value; zero and 45,024,986 shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero and 30,019,945 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $30,020 as of December 31, 2020	—	55,608
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value, 10,000,000 and zero shares authorized as of September 30, 2021 and December 31, 2020, respectively; and no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively;	—	—
Common stock, $0.00001 par value, 300,000,000 and 80,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 58,079,002 and 10,279,102 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	—
Additional paid-in-capital	522,552	5,183
Accumulated deficit	(122,421)	(70,591)
Total stockholders’ equity (deficit)	400,132	(65,408)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$416,152	$22,564

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$8,683	$2,310	$26,727	$2,733
General and administrative	5,919	1,454	14,776	2,444
Total operating expenses	14,602	3,764	41,503	5,177
Loss from operations	(14,602)	(3,764)	(41,503)	(5,177)
Other income (expense), net:
Other income (expense), net	10	—	14	—
Related party convertible note interest expense	—	—	—	(40)
Change in fair value of the Series A redeemable convertible preferred stock tranche liability	—	380	(10,341)	380
Total other income (expense), net	10	380	(10,327)	340
Net loss and comprehensive loss	$(14,592)	$(3,384)	$(51,830)	$(4,837)
Net loss per share attributable to common stockholders—basic and diluted	$(0.28)	$(1.00)	$(2.51)	$(2.53)
Weighted-average shares used in computing net loss per share— basic and diluted	52,769,916	3,382,118	20,668,560	1,908,759

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

									Total
	Redeemable Convertible Preferred Stock				Common		Additional		Stockholders’
	Series A		Series B		Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	30,019,945	$55,608	—	$—	10,279,102	$—	$5,183	$(70,591)	$(65,408)
Issuance of Series A redeemable convertible preferred stock for cash, net of issuance costs of $4	15,000,000	14,997	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock for cash, net of issuance costs of $226	—	—	29,792,487	150,524	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,033	—	1,033
Common stock shares issued upon early exercise of options	—	—	—	—	918,825	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	7	—	7
Reclassification of tranche liability upon settlement	—	39,403	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	(19,709)	(19,709)
Balance at March 31, 2021	45,019,945	$110,008	29,792,487	$150,524	11,197,927	$—	$6,223	$(90,300)	$(84,077)
Common shares issued upon exercise of stock options	—	—	—	—	3,383	—	21	—	21
Issuance of common shares in connection with License Agreement with Stanford	—	—	—	—	640,861	—	—	—	—
Repurchase of common shares in connection with terms of License Agreement with Stanford	—	—	—	—	(624,845)	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	14,000,000	—	218,177	—	218,177
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	(45,019,945)	(110,008)	(29,792,487)	(150,524)	30,761,676	1	260,531	—	260,532
Vesting of early exercised stock options	—	—	—	—	—	—	42	—	42
Stock-based compensation expense	—	—	—	—	—	—	2,018	—	2,018
Net loss and comprehensive loss	—	—	—	—	—	—	—	(17,529)	(17,529)
Balance at June 30, 2021	—	$—	—	$—	55,979,002	$1	$487,012	$(107,829)	$379,184
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	2,100,000	—	33,146	—	33,146
Vesting of early exercised stock options	—	—	—	—	—	—	20	—	20
Stock-based compensation expense	—	—	—	—	—	—	2,374	—	2,374
Net loss and comprehensive loss	—	—	—	—	—	—	—	(14,592)	(14,592)
Balance at September 30, 2021	—	$—	—	$—	58,079,002	$1	$522,552	$(122,421)	$400,132

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Redeemable Convertible Preferred Stock						Additional		Total
	Series A		Series B		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	—	$—	—	$—	—	$—	$—	$(2,218)	$(2,218)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(141)	(141)
Balance at March 31, 2020	—	$—	—	$—	—	$—	$—	$(2,359)	$(2,359)
Common shares issued to founders and investor	—	—	—	—	8,548,517	—	—	—	—
Issuance of restricted common shares	—	—	—	—	832,983	—	—	—
Issuance of redeemable convertible preferred stock upon conversion of outstanding related party convertible note and accrued interest	5,019,945	5,020	—	—	—	—	—	—	—
Related party convertible note and accrued interest cancellation	—	—	—	—	—	—	2,225	—	2,225
Issuance of redeemable convertible preferred stock for cash, net of issuance costs of $177 and fair value of tranche liability of $3,329	10,000,000	6,493	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1	—	1
Net loss and comprehensive loss	—	—	—	—	—	—	—	(1,312)	(1,312)
Balance at June 30, 2020	15,019,945	$11,513	—	$—	9,381,500	$—	$2,226	$(3,671)	$(1,445)
Common stock shares issued upon early exercise of options	—	—	—	—	236,660	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	—	—	36	—	36
Net loss and comprehensive loss	—	—	—	—	—	—	—	(3,384)	(3,384)
Balance at September 30, 2020	15,019,945	$11,513	—	$—	9,618,160	$—	$2,267	$(7,055)	$(4,788)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(51,830)	$(4,837)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	404	45
Noncash lease expense	356	—
Interest expense related to convertible notes	—	40
Stock-based compensation expense	5,425	37
Change in fair value of the Series A redeemable convertible preferred stock tranche liability	10,341	(380)
Changes in assets and liabilities:
Prepaid expenses and other current assets and other assets	(5,002)	(257)
Accounts payable	1,115	393
Accrued compensation	1,193	170
Accrued research costs	(34)	977
Accrued expenses and other current liabilities and other liabilities	716	362
Operating lease liabilities	57	—
Net cash used in operating activities	(37,259)	(3,450)
Cash flows from investing activities:
Purchases of property and equipment	(4,759)	(933)
Net cash used in investing activities	(4,759)	(933)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	165,521	9,887
Proceeds from issuance of initial public offering, net of issuance costs	251,323	—
Proceeds from issuance of convertible note to related party	—	5,000
Proceeds from issuance of common stock upon exercise of stock options	21	—
Proceeds from issuance of common stock shares upon early exercises of stock options	289	69
Net cash provided by financing activities	417,154	14,956
Net increase in cash, cash equivalents and restricted cash	375,136	10,573
Cash, cash equivalents and restricted cash, at beginning of period	19,817	6
Cash, cash equivalents and restricted cash, at end of period	$394,953	$10,579
Reconciliation of cash, cash equivalents and restricted cash to statement of financial position:
Cash and cash equivalents	394,804	10,544
Restricted cash	149	35
Cash, cash equivalents and restricted cash in statement of financial position	$394,953	$10,579
Supplemental disclosures of non-cash investing and financing information:
Issuance of redeemable convertible preferred stock upon conversion of outstanding related party convertible note and accrued interest	$—	$5,020
Issuance costs of redeemable convertible preferred stock in accrued expenses and accounts payable	$—	$66
Related party convertible note and accrued interest cancellation	$—	$(2,225)
Purchases of property and equipment included in accounts payable	$53	$131
Settlement of redeemable convertible preferred stock tranche liability	$(39,403)	$—
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	$260,532	$—
Additions to right-of-use assets from new operating lease liabilities	$9,433	$—
Vesting of early exercised stock options	$69	$5

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Notes to Condensed Financial Statements

(unaudited)

1.	Description of Business, Organization and Liquidity

Organization and Business

Graphite Bio, Inc. (the “Company”) is a clinical-stage, next-generation gene editing company harnessing high efficiency targeted gene integration to develop a new class of therapies to potentially cure a wide range of serious and life-threatening diseases. The Company is pioneering a precision gene editing approach to achieve one of medicine’s most elusive goals: to precisely “find & replace” any gene in the genome. The Company’s next-generation gene editing platform allows the Company to precisely correct mutations, replace entire disease-causing genes with normal genes, or insert new genes into predetermined, safe locations. The Company’s lead product candidate GPH101 is a highly differentiated approach with the potential to directly correct the mutation that causes sickle cell disease (SCD) and restore normal adult hemoglobin (HgbA) expression. The Company has received clearance of its IND application and intends to enroll the first patient in a Phase 1/2 clinical trial in the second half of 2021, with initial proof-of-concept data expected by the end of 2022.

From its inception in 2017, the Company’s primary activities have been to perform research and development, undertake preclinical studies and enable manufacturing activities in support of its product development efforts, organize and staff the Company, establish its intellectual property portfolio, and raise capital to support and expand such activities.

The Company was incorporated in Ontario, Canada in June 2017 as Longbow Therapeutics Inc., and was reincorporated in the State of Delaware in October 2019. In February 2020, the Company changed its name to Integral Medicines, Inc., and again in August 2020, changed the name to Graphite Bio, Inc. Research and development of the Company’s initial technology ceased at the end of 2018, and the Company did not have any significant operations or any research and development activities in 2019. In March 2020, the Company identified new gene editing technology which the Company sought to further develop, and the Company licensed the related intellectual property rights from The Board of Trustees of the Leland Stanford Junior University (“Stanford”) in December 2020 (Note 6).

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

Initial Public Offering

On June 24, 2021, the Company’s registration statement on Form S-1 relating to its initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of its common stock began trading on the Nasdaq Global Market on June 25, 2021. The IPO closed on June 29, 2021, pursuant to which the Company issued and sold 14,000,000 shares of its common stock at a public offering price of $17.00 per share. On July 2, 2021, the Company issued 2,100,000 shares of its common stock to the underwriters of the IPO pursuant to the full exercise of their option to purchase additional shares. The Company received in June and July 2021 net proceeds of approximately $251.3 million from the IPO, after deducting underwriting discounts and commissions of $19.1 million and offering costs of approximately $3.2 million. Prior to the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding were converted into 30,761,676 shares of common stock.

Liquidity Matters

The Company has incurred significant operating losses since inception and has primarily relied on private equity and convertible debt financings to fund its operations. As of September 30, 2021, the Company had an accumulated deficit of $122.4 million. The Company expects to continue to incur substantial losses, and its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until then, the Company will need to continue to raise additional capital.

Management expects that the existing cash and restricted cash of $395.0 million as of September 30, 2021 will be sufficient to fund its current operating plan for at least the next 12 months from the date of issuance of these condensed financial statements.

Coronavirus Pandemic

In March 2020, the World Health Organization declared the global novel coronavirus disease 2019 (“COVID-19”) outbreak a pandemic. The ongoing COVID-19 pandemic may continue to affect the Company’s ability to initiate and complete preclinical studies, delay the initiation of its planned clinical trials or future clinical trials or the progress or completion of its ongoing clinical trials, impede regulatory activities, disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for its product candidates for use in its clinical trials, impair testing, monitoring, data collection and analysis and other related activities, or have other adverse effects on the Company’s business, financial condition, results of operations and prospects. In addition, the pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on the Company’s business and operations and its ability to raise additional funds to support its operations.

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

While the Company’s operations to date have not been significantly impacted by the COVID-19 pandemic, it cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its business, financial condition and operations, including planned clinical trials and clinical development timelines. The impact of the COVID-19 pandemic on the Company’s financial performance will depend on future developments, including the duration and spread of the pandemic, including new variants of the virus, its impact on the Company’s clinical trial enrollment, trial sites, contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other third parties with whom it does business, its impact on regulatory authorities and the Company’s key scientific and management personnel, progress of vaccination and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets or the overall economy are impacted for an extended period, the Company’s business may be materially adversely affected.

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Certain amounts in accrued expenses reported in the Company's prior year condensed consolidated financial statements have been reclassified as accrued research costs to conform to the current year presentation.

Unaudited Interim Condensed Financial Statements

The interim condensed balance sheet as of September 30, 2021 and the condensed statements of operations and changes in redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020 and the condensed statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2021 and its results of operations and cash flows for the nine months ended September 30, 2021 and 2020. The financial data and the other financial information disclosed in these notes to the financial statements related to the three-month and nine-month periods are also unaudited. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2020, included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These condensed financial statements should be read in conjunction with the Company's audited financial statements included in the prospectus dated June 24, 2021 that forms a part of the Company's Registration Statement on Form S-1 (File No. 333-256838), as filed with the SEC pursuant to Rule 424(b)(4) promulgated under the Securities Act of 1933, as amended.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed financial statements for the three and nine months ended September 30, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company’s Amendment No. 3 to Form S-1 filed on June 22, 2021, except as noted below and within the "Adopted and Recently Issued Accounting Pronouncements" section.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates estimates and assumptions, including but not limited to those related to the fair value of the redeemable convertible preferred stock tranche liability, the fair value of redeemable convertible preferred stock and common stock, stock-based compensation expense, accruals for research and development costs, lease assets and liabilities, the valuation of deferred tax assets, and uncertain income tax positions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Leases

Effective January 1, 2021, the Company adopted ASC Topic 842, Leases (“ASC 842”) using the optional transition method and applied the standard only to leases that existed at that date. Under the optional transition method, the Company does not need to restate the comparative periods in transition and will continue to present financial information and disclosures for periods before January 1, 2021 in accordance with ASC Topic 840. The Company has elected the package of practical expedients allowed under ASC Topic 842, which permits the Company to account for its existing operating leases as operating leases under the new guidance, without reassessing the Company’s prior conclusions about lease identification, lease classification and initial direct cost. As a result of the adoption of the new lease accounting guidance on January 1, 2021, the Company recognized no cumulative adjustment to accumulated deficit since the Company had only one operating lease with a term of less than 12 months and no plans to extend the lease.

On January 27, 2021, the Company entered into a new lease agreement for office and lab space in South San Francisco, CA that included two office suites. The lease terms for the office suites commenced in July and August 2021, respectively. Upon commencement of the lease terms during July and August for the two office suites, the Company recognized operating lease right-of-use assets of $4.1 million and operating lease liabilities of $4.1 million (see Note 8).

On August 30, 2021, the Company entered into a service agreement with The Laboratory for Cell and Gene Medicine (“LCGM”) that included an embedded operating lease as the manufacturing suit in LCGM’s facility is designated for the Company’s exclusive use though April 30, 2023. Upon commencement of the agreement, the Company recognized operating lease right-of-use assets of $5.3 million and operating lease liabilities of $5.3 million (see Notes 6 and 8).

The Company determines the initial classification and measurement of its right-of-use assets and lease liabilities at the lease commencement date and thereafter if modified. The lease term includes any renewal options and termination options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its incremental borrowing rate. The incremental borrowing rate is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment.

Fixed lease expense for operating leases is recognized on a straight-line basis, unless the right-of-use assets has been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the condensed statements of operations and comprehensive loss. Variable lease expenses are recognized as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses in the condensed statements of operations and comprehensive loss.

For operating leases for which the right-of-use assets has been impaired, the Company will recognize the amortization of the right-of-use assets on a straight-line basis over the remaining lease term with lease expense included in operating expenses in the condensed statements of operations and comprehensive loss.

For all leases, rent payments that are based on a fixed index or rate at the lease commencement date are included in the measurement of lease assets and lease liabilities at the lease commencement date.

The Company has elected the practical expedient to not separate lease and non-lease components. The Company’s non-lease components are primarily related to maintenance, insurance and taxes, which varies based on future outcomes and is thus recognized in lease expense when incurred.

Adopted and Recently Issued Accounting Pronouncements

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. Under ASC 842, the Company determines if an arrangement is a lease at inception. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record right-of-use assets and lease liabilities for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today and are not recorded on the Company’s balance sheet. For non-public entities, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years, and early adoption is permitted. The Company early adopted the new standard as of January 1, 2021 on a modified retrospective basis with no cumulative adjustment to accumulated deficit since, as of the adoption date, the Company had only one operating lease, with a term of less than 12 months, and no plans to extend. The Company elected to take the practical expedient to not separate lease and non-lease components as part of the adoption. Lease agreements entered into after the adoption of Topic 842 that include lease and non-lease components are accounted for as a single lease component. Beginning on January 1, 2021, the Company’s operating leases, excluding those with terms less than 12 months, will be discounted and recorded as assets and liabilities on the Company’s balance sheet. As of September 30, 2021, the Company had operating lease right-of-use assets of $9.1 million and operating lease liabilities of $9.5 million related to the lease recorded on its condensed balance sheets.

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

As of September 30, 2021 and December 31, 2020, Level 1 securities consist of highly liquid money market funds, for which the carrying amounts approximate their fair values due to their short maturities. The Level 3 liability that is measured at fair value on a recurring basis is the redeemable convertible preferred tranche liability. The redeemable convertible preferred stock tranche liability is measured using the option pricing method by estimating the value using the Black-Scholes model. The inputs used in the Black-Scholes model include the fair value of the redeemable convertible preferred stock, the risk-free interest rate, the expected volatility and the expected term when the tranche will be settled.

Below are inputs used for the Level 3 liability as of December 31, 2020:

Redeemable Convertible Preferred Stock Tranche Liability
Value of Series A Preferred Stock per share	$2.94
Risk-free rate	0.08%
Expected volatility	85.7%
Term (in years)	0.13

In February 2021, the Company closed on the third tranche of the Series A redeemable convertible preferred stock financing, the remaining tranche liability was settled and, as such, the Company did not have any Level 3 financial instruments measured at fair value as of September 30, 2021.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the three and nine months ended September 30, 2021 and 2020.

The following tables set forth the financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$394,804	$394,804	$—	$—

	December 31, 2020
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$19,782	$19,782	$—	$—
Liabilities:
Redeemable convertible preferred stock tranche liability	$29,062	$—	$—	$29,062

(1) Included within cash and cash equivalents on the condensed balance sheet.

The following table provides a summary of changes in the estimated fair value of Level 3 financial instruments (in thousands):

Redeemable Convertible Preferred Stock Tranche Liability
Balance as of December 31, 2020	$29,062
Change in fair value	10,341
Settlement of Series A redeemable convertible preferred stock tranche liability	(39,403)
Balance as of September 30, 2021	$—

4. Property and Equipment, Net

Property and equipment, net as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Computers and network equipment	$108	$24
Lab equipment	4,846	1,558
Construction in progress	1,405	—
Total property and equipment	6,359	1,582
Less: accumulated depreciation	(525)	(121)
Total property and equipment, net	$5,834	$1,461

Depreciation expense for the three and nine months ended September 30, 2021 was $0.2 million and $0.4 million, respectively. Depreciation expense for the three and nine months ended September 30, 2020 was $0.0 million and $0.0 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Professional fees	$353	$55
Early exercise liability	452	—
Other accrued expenses	509	71
Total accrued expenses and other current liabilities	$1,314	$126

6. Significant Agreements

Stanford Exclusive License Agreement and Option Agreement

In December 2020, the Company entered into an exclusive license agreement (the “License Agreement”) with The Board of Trustees of the Leland Stanford Junior University (“Stanford”), pursuant to which Stanford granted the Company a worldwide license to specified technology and patent rights to develop, manufacture and commercialize human prophylactic and therapeutic products. Other than with respect to specified, broadly applicable assays and procedures and subject to retained rights by Stanford, the license is exclusive with respect to human prophylactic and therapeutic products for the treatment of SCD, X-linked severe combined immunodeficiency syndrome (“XSCID”), and beta thalassemia. The license is non-exclusive with respect to those broadly applicable assays and procedures and with respect to all human prophylactic and therapeutic products other than for the treatment of SCD, XSCID and beta thalassemia.

Pursuant to the License Agreement, the Company paid an upfront license fee of $50,000 and as additional consideration for the license, the Company agreed to issue to Stanford approximately 0.6 million shares of common stock. As of December 31, 2020, the Company recorded its obligations to issue Stanford shares of common stock at an estimated fair value of $2.8 million to additional paid in capital. The shares of common stock are expected to be issued when Stanford provides the inventors’ names for allocation of the shares. Stanford also received an option to purchase up to 10% of newly issued shares in the future private financings at the price paid by other participating investors. During the nine months ended September 30, 2021, the Company entered into an amendment to the License Agreement, pursuant to which it extended the time when the shares will be issued to April 7, 2021.

On May 7, 2021, the Company issued an aggregate of 640,861 shares of the Company’s common stock to Stanford and certain individuals designated by Stanford in consideration for rights granted to the Company under the Company’s exclusive license agreement.

On June 18, 2021, the Company exercised its right to repurchase an aggregate of 624,845 shares from each founder and investor under the Stanford Adjustment Repurchase Right as described below.

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

In connection with the License Agreement, the Company reimbursed Stanford $0.2 million for previously incurred patent costs, which were recorded in general and administrative expenses for the year ended December 31, 2020 and in addition, is obligated to reimburse future patent costs. The Company is also obligated to pay annual maintenance fees as follows: $5,000 in the first year, $10,000 in each year 2 and 3, $25,000 in each year 3 through 6, $50,000 each subsequent year until first commercial sale and $200,000 each subsequent year after the first commercial sale.

The Company is obligated to make future development and regulatory milestones in total of up to $5.3 million, sales based milestones of up to $7.5 million and royalties on future sales at percentage rates ranging in the low single digits. In addition, if the Company receives any sublicense income, it is required to share it with Stanford as a certain percentage defined for each milestone in the License Agreement. The Company will record the maintenance fees, when payable, and will record milestones when contingencies are resolved, and milestones are due. No milestones were achieved and recorded as of September 30, 2021 and December 31, 2020.

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

The term of the First Option Agreement expires 18 months after its effective date, subject to the Company’s right to extend such expiration date by up to an additional one year upon notice to Stanford and by another additional one year upon the reasonable agreement of Stanford. The First Option Agreement will terminate if the License Agreement terminates. As of September 30, 2021, the Company had not exercised the option under the First Option Agreement.

In April 2021, the Company entered into an option agreement (the “Second Option Agreement”) with Stanford to negotiate the license for additional technologies from Stanford. Pursuant to the Second Option Agreement, the Company agreed to pay Stanford option fees in an aggregate amount of $30,000 over the term of the option. As of September 30, 2021, the Company had not exercised the option under the Second Option Agreement.

During the nine months ended September 30, 2021, the Company entered into an amendment to the License Agreement, pursuant to which it extended the time when the shares will be issued to April 7, 2021. During the three and nine months ended September 30, 2021, the reimbursements of patent costs to Stanford were minimal. During the three and nine months ended September 30, 2021, the Company has recognized a minimal amount in research and development expense in connection with the License Agreement.

LCGM Service Agreement

On May 10, 2021, the Company entered into a Master Manufacturing and Service Agreement (“LCGM MSA”) with LCGM at Stanford. Pursuant to the LCGM MSA, LCGM will conduct clinical manufacturing, release testing, and product release for GPH101 in the Company’s Phase I clinical trial to treat SCD. On May 10, 2021, the Company and LCGM entered into the Scope of Work #1 and Scope of Work #2 for the technology transfer and related services for HBB Beta-Globin Gene Variant for SCD and manufacturing engineer test runs. On August 30, 2021, the Company and LCGM entered into the Scope of Work #3 (“SOW #3) for the exclusive use of a manufacturing suite at the LCGM facility through April 30, 2023. Per the terms of SOW #3, the Company will pay annual fees of $2.8 million for the embedded lease related to the reservation of the LCGM suite where manufacturing and clinical trials of GPH101 will occur.

During the three and nine months ended September 30, 2021, the Company has recognized $0.7 million and $1.7 million, respectively, in research and development expense in connection with the LCGM agreements.

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

In consideration of the licenses and rights granted to the Company under the IDT License Agreement, the Company agreed to pay to IDT an upfront payment in the amount of $3.0 million and up to $5.3 million (or $8.8 million if the Company elects to expand the Field as described above to include both the beta thalassemia and lysosomal storage disorders fields) in total regulatory milestone payments. Each regulatory milestone payment is payable once on an indication-by-indication basis. In addition, the Company has agreed to pay IDT a low single-digit royalty on the net sales of products, subject to reductions in specified circumstances. The acquisition of the license was accounted for as an asset acquisition and as the acquired technology did not have an alternative use, the total consideration of $3.0 million was recorded as research and development expense in the statements of operations and comprehensive loss for the nine months ended September 30, 2021.

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

During the three and nine months ended September 30, 2021, the Company has recognized $0.0 million and $3.0 million, respectively, in research and development expense in connection with the IDT License Agreement. There are no milestones probable as of September 30, 2021; therefore, no milestone payments have been recognized in the three and nine months ended September 30, 2021.

7. Commitments and Contingencies

Research and Development Agreements

The Company enters into contracts in the normal course of business with CROs for clinical trials, with CMOs or other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time. As of September 30, 2021 and December 31, 2020, there were no amounts accrued related to termination and cancellation charges as the Company has not determined cancellation to be probable.

License Agreements

The Company enters into license agreements (Note 6), pursuant to which the Company is required to pay certain cash milestones contingent upon the achievement of specific events. No such milestones were achieved or probable as of September 30, 2021 and December 31, 2020. The Company is required to pay royalties on sales of products developed under the agreements. All products are in development as of September 30, 2021 and December 31, 2020 and no such royalties were due.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2021 and December 31, 2020, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

8. Operating Leases

Facility lease

In April 2020, the Company entered into a one-year lease agreement for its headquarter facility located in South San Francisco, California with a significant portion of the premises allocated to the research lab. Due to the COVID-19 pandemic, the use of the entire facility was temporarily designated to research, and as such, all associated costs were expensed as research and development. In addition to payment of base rent, the Company is also required to pay property taxes, insurance, and common area expenses. The Company records lease expense on a straight-line basis over the term of the lease. The original term of the lease was from May 11, 2020 to June 30, 2021 with an option to renew. In March 2021, the Company entered into an amendment to the lease agreement and extended the term of the lease to September 30, 2021. The lease expired without further renewal and was terminated on September 30, 2021. As of September 30, 2021 and December 31, 2020, the Company had a remaining obligation for the base rent related to the expired lease in the amount of $0.0 million and $0.2 million, respectively.

On January 27, 2021, the Company entered into a new lease agreement for office and lab space in South San Francisco, California that included two office suites. The lease terms for the two office suites commenced during July and August 2021, respectively. The term of the lease is 44 months for the first office suite and 43 months for the second office suite with an option to extend the term for an additional two years on the same terms and conditions. This option to extend the lease term was not determined to be reasonably certain and therefore has not been included in the Company’s calculation of the associated operating lease liability under ASC 842. The corresponding right-of-use assets and lease liabilities related to the two office suites were recorded on the Company’s balance sheet upon the lease commencement date, which was the date the Company was deemed to have obtained control of the premises.

As of January 1, 2021, the Company did not have any operating leases with terms greater than twelve months and accordingly, did not have any right-of-use assets for the lease that commenced in April 2020 recorded on its condensed balance sheet. As of September 30, 2021, the Company had operating lease right-of-use assets of $4.0 million and operating lease liabilities of $4.1 million related to the two office suite leases that commenced during July and August 2021 recorded on its condensed balance sheet.

Embedded lease

On May 10, 2021 and August 30, 2021, the Company and LCGM entered into the MSA and SOW #3 for the exclusive use of a manufacturing suite at the LCGM facility. SOW #3 will expire on April 30, 2023. Pursuant to the terms of SOW #3, LCGM agreed to provide the Company with certain dedicated space for the clinical manufacturing, release testing, and product release in the Company’s Phase I clinical trial to treat Sickle Cell Disease. The Company concluded that the agreement contains an embedded lease as the Company controls the use of a dedicated manufacturing suite and the equipment therein. The agreement includes fixed lease payments of $5.6 million through April 30, 2023.

As of September 30, 2021, the current and non-current portions of the total liability for operating leases was $4.8 million and $4.7 million, respectively. As of September 30, 2021, the weighted average remaining lease term on the operating lease is 30 months. The weighted average incremental borrowing rate used to determine the operating lease liabilities included on the balance sheet was 8.5%.

Operating Lease Obligations

As of September 30, 2021, the future minimum lease payments for the Company’s operating leases for each of the years ending December 31 were as follows (in thousands):

Amount
2021 (Remaining three months)	$2,022
2022	4,184
2023	2,403
2024	1,465
2025	384
Thereafter	—
Total undiscounted lease payments	10,458
Present value adjustment	(968)
Total net lease liabilities	$9,490

Lease expense was $0.6 million and $0.8 million for the three and nine months ended September 30, 2021, respectively.

Under the terms of the remaining lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively, including non-lease components such as common area maintenance fees, taxes, and insurance.

The following information represents supplemental disclosure for the statement of cash flows related to the operating leases (in thousands):

September 30,
2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$30

9. Redeemable Convertible Preferred Stock

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

Prior to the closing of the third tranche of the Series A preferred stock financing in February 2021, the remaining tranche liability was remeasured at a fair value of $39.4 million. The Company recognized a loss of $10.3 million in the condensed statements of operations and comprehensive loss related to the change in the fair value of the redeemable convertible preferred stock tranche liability during the nine months ended September 30, 2021.

In connection with the closing of the third tranche of Series A redeemable convertible preferred stock, during the nine months ended September 30, 2021, the Company incurred issuance costs of $4,000.

Series B Redeemable Convertible Preferred Stock

In March 2021, the Company issued 29,792,487 shares of the Series B redeemable convertible preferred stock at $5.06 per share for gross cash proceeds of $150.7 million. The Company incurred issuance costs of $0.2 million.

10. Common Stock

As of September 30, 2021 and December 31, 2020, the Company was authorized to issue 300,000,000 and 80,000,000 shares of its common stock with $0.00001 par value per share, respectively. Each share of the Company’s common stock is entitled to one vote. In connection with the IPO in June 2021, all outstanding shares of redeemable convertible preferred stock were converted into 30,761,676 shares of common stock. The IPO closed on June 29, 2021, pursuant to which the Company issued and sold 14,000,000 shares of its common stock at a public offering price of $17.00 per share.

On June 29, 2021, the underwriters also exercised their option to purchase an additional 2,100,000 shares of common stock at the IPO price, less the underwriting discounts and commissions. The closing of the offering of the additional shares occurred on July 2, 2021. The Company issued and sold 2,100,000 shares of its common stock at a public offering price of $17.00 per share.

Shares Reserved for Future Issuance

As of September 30, 2021 and December 31, 2020, the Company reserved common stock for future issuances as follows:

	September 30, 2021	December 31, 2020
Series A redeemable convertible preferred stock	—	12,343,727
Outstanding stock option awards	4,984,240	306,739
Shares available for future stock option grants	4,728,508	2,064,221
ESPP shares available for future grants	564,000	—
Total shares reserved for future issuance	10,276,748	14,714,687

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

The shares of the Company’s common stock issued to its founders for their services as an employee, advisor, or consultant vest monthly over four years with one year cliff from the vesting commencement date. The vesting commencement date was the date of the initial closing of the Series A preferred stock financing or June 24, 2020. Pursuant to the restricted stock purchase agreements with each of the founders, the vesting of the founders’ common stock shares could be accelerated upon the occurrence of certain events, including signing of the term sheet for the license with Stanford, a change in control, or if the founder’s service is terminated by the Company without cause. The Company signed the term sheet with Stanford in June 2020, and as a result, an aggregate of 912,212 shares of founders’ common stock vested pursuant to the acceleration terms.

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

The Company accounts for shares issued to founders as equity compensation awards and the estimated fair value at the grant date was minimal. 4,092,904 and 5,169,202 shares of founders’ common stock awards were unvested and expected to vest in 2.7 years and 3.5 years as of September 30, 2021 and December 31, 2020, respectively.

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

11. Equity Incentive Plans

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

The table below presents a summary of activities and a reconciliation of shares of common stock remaining for grant under the 2020 Plan and 2021 Plan during the nine months ended September 30, 2021 and the year ended December 31, 2020:

	September 30, 2021	December 31, 2020
Shares authorized under 2020 and 2021 Plans	5,636,000	4,101,545
Options granted	(907,492)	(1,204,341)
Restricted stock awards granted	—	(832,983)
Remaining shares available for grant	4,728,508	2,064,221

Restricted Stock Awards

In 2020, the Company issued 832,983 shares of common stock as restricted stock awards under the 2020 Plan. The purchase price of the restricted common stock awards was fair value as determined by the Board at the issuance date. The shares vest monthly over four years with the one-year cliff vesting from the grant date. Upon termination of employment, the Company has the right to repurchase any unvested restricted shares. The repurchase price for unvested shares of common stock will be the lower of (i) the fair market value on the date of repurchase or (ii) their original purchase price. There were no grants of restricted stock awards for the three and nine months ended September 30, 2021 and there were 0 and 832,983 grants of restricted stock awards for the three and nine months ended September 30, 2020.

The Company accounted for restricted stock awards as early exercised options and recognized a liability in other liabilities when cash was received for the purchase of shares of restricted stock awards. As shares of restricted stock awards vest, the Company reclassified the liability to common stock and additional paid in capital. At September 30, 2021 and December 31, 2020, the Company recorded a minimal liability for restricted stock awards included in other liabilities.

No restricted stock award shares were cancelled or repurchased as of September 30, 2021 and December 31, 2020. There were 293,904 and no shares of restricted stock vested as of September 30, 2021 and December 31, 2020, respectively.

Employee Stock Purchase Plan

In June 2021, the Company’s board of directors and stockholders approved the 2021 Employee Stock Purchase Plan, or the 2021 ESPP, which became effective upon the IPO. The 2021 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Company’s board of directors and the Compensation Committee of the board of directors. Under the 2021 ESPP, 564,000 shares of the Company’s common stock have been initially reserved for employee purchases of the Company’s common stock. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. The first purchase period commenced upon the completion of the Company’s IPO will end on November 30, 2021. The Company recorded $0.3 million in accrued liabilities as of September 30, 2021.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Expected volatility	72.00%	72.00%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.44	0.44
Risk-free interest rate	1.00%	1.00%

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Expected volatility	72.00%	72.00 - 77.74
Expected dividend yield	0.00%	0.00%
Expected term (in years)	5.95	5.48 - 6.04
Risk-free interest rate	0.93%	0.56 - 1.04

A summary of option activity under the 2020 Plan and the 2021 Plan during the nine months ended September 30, 2021 is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	306,739	$0.29	9.9	$1,365
Options granted - 2020 Plan	4,986,847	$5.39
Options exercised	(922,208)	$0.31
Options granted - 2021 Plan	907,492	$18.45
Options cancelled	(294,630)	$7.18
Outstanding as of September, 2021	4,984,240	$8.29	9.5	$40,390
Exercisable	366,703	$5.38	9.4	$4,038
Vested and expected to vest at September 30, 2021	4,984,240	$8.29	9.5	$40,390

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of September 30, 2021. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2021 was $12.32 and $6.05 per share, respectively. The intrinsic value of the stock options exercised during the three and nine months ended September 30, 2021 was $0.0 and $4.7 million, respectively.

The total fair value of stock options vested during the three and nine months ended September 30, 2021 was $1.6 million and $2.9 million, respectively.

The Company granted 548,375 options during the three and nine months ended September 30, 2020. 236,660 options were exercised during the three and nine months ended September 30, 2020. The total fair value of stock options vested during the three and nine months ended September 30, 2020 was $0.0 million.

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

As of September 30, 2021 and December 31, 2020, 1,440,318 shares and 865,129 shares, respectively, remained subject to the right of repurchase as a result of the early exercised stock options. The remaining liability related to early exercised shares as of September 30, 2021 and December 31, 2020 was $0.5 million and $0.3 million, respectively, and was recorded within accrued expenses and other liabilities on the Company’s condensed balance sheets.

Stock-Based Compensation Expense

The following table presents the components of stock-based compensation expense for the Company’s stock-based awards for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock awards and founders’ common stock awards	$12	$3	$13	$3
ESPP	97	—	103	—
Stock options	2,265	33	5,309	33
Total stock-based compensation expense	$2,374	$36	$5,425	$36

The above stock-based compensation expense also includes the expenses of $0.2 million and $0.5 million related to stock options issued to the non-employees for the three and nine months ended September 30, 2021, respectively.

The following table presents the classification of stock-based compensation expense for the Company’s stock-based awards for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expenses	$824	$6	$1,635	$6
General and administrative expenses	1,550	30	3,790	30
Total stock-based compensation expense	$2,374	$36	$5,425	$36

As of September 30, 2021, and December 31, 2020 there was $35.5 million and $2.9 million of unrecognized stock-based compensation expense related to the employee and non-employee awards, which is expected to be recognized over a weighted-average period of 3.4 years and 3.7 years, respectively.
12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(14,592)	$(3,384)	$(51,830)	$(4,837)
Denominator:
Weighted-average common shares outstanding	58,056,176	9,434,321	27,375,777	6,044,175
Less: weighted-average unvested restricted shares and shares subject to repurchase	(5,286,260)	(6,052,203)	(6,707,217)	(4,135,416)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders	52,769,916	3,382,118	20,668,560	1,908,759
Net loss per share attributable to common stockholders— basic and diluted:	$(0.28)	$(1.00)	$(2.51)	$(2.53)

Anti-dilutive Outstanding Shares or Equivalents

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Redeemable convertible preferred stock	—	15,019,945	—	15,019,945
Options to purchase common stock	4,984,240	311,715	4,984,240	311,715
Common stock subject to vesting or repurchase	5,533,222	6,221,527	5,533,222	6,221,527
Employee Stock Purchase Plan shares	28,884	—	28,884	—
Total	10,546,346	21,553,187	10,546,346	21,553,187

13. Related Party Transactions

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

The principal and accrued interest of the 2020 Note were converted into 5,019,945 shares of the Company’s Series A redeemable convertible preferred stock in June 2020, per its embedded share-settlement put option provision. Issued preferred shares were recorded at fair value at the issuance date, and there was no extinguishment gain or loss recorded on the conversion. Please refer to Note 9 for more details on the Series A redeemable convertible preferred stock.

14. Subsequent Events

Management has evaluated subsequent events through November 10, 2021 and has determined that there are no subsequent events to report.

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

Our lead product candidate GPH101 is a highly differentiated approach with the potential to directly correct the mutation that causes SCD and restore normal HgbA expression. Curing sickle cell disease by correcting the disease-causing point mutation to normal is viewed as the gold-standard for curing SCD and has been the dream of treating physicians for generations. We have received clearance of our IND and we intend to enroll the first patient in a Phase 1/2 clinical trial of GPH101 in the second half of 2021, with initial proof-of-concept data expected by the end of 2022. We are also advancing our research programs and pipeline of potentially one-time curative therapies for a wide range of genetic and other serious diseases and intend to file an IND for a second program by mid 2023.

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

Since our inception in June 2017, we have devoted substantially all of our resources to performing research and development, enabling manufacturing activities in support of our product development efforts, hiring personnel, acquiring and developing our technology and product candidates, organizing and staffing our Company, performing business planning, establishing our intellectual property portfolio, raising capital and providing general and administrative support for these activities. We have one product candidate that has an accepted IND. All of our other product candidates are in preclinical development, and we do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with an aggregate of $197.7 million in aggregate gross proceeds from the sales of our redeemable convertible preferred stock and the issuance of convertible notes. In June and July 2021, we completed our initial public offering (“IPO”) and issued 16,100,000 shares of our common stock for $17.00 a share with a total net proceeds of approximately $251.3 million, and total underwriting costs of $19.1 million and issuance costs of $3.2 million. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through public or private equity or debt financings, and collaborations, strategic alliances and licensing arrangements with third parties.

We have incurred significant operating losses since inception. As of September 30, 2021, we had cash and cash equivalents and restricted cash of $395.0 million and an accumulated deficit of $122.4 million. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take at least several years. We may never achieve profitability, and unless and until then, we will need to continue to raise additional capital. Based upon our current operating plan, we estimate that our cash and cash equivalents as of September 30, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

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

In May 2021, we issued 640,861 shares of our common stock in connection with the License Agreement. Subsequently, in June 2021, related to the License Agreement, we repurchased 624,845 shares of our common stock from investors and founders.

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

The term of the First Option Agreement expires 18 months after its effective date, subject to our right to extend such expiration date by up to an additional one year upon notice to Stanford and by another additional one year upon the reasonable agreement of Stanford. The First Option Agreement will terminate if the License Agreement terminates. As of September 30, 2021, we have not exercised the option under the First Option Agreement.

In April 2021, we entered into an option agreement (the Second Option Agreement) with Stanford to negotiate the license for additional technologies from Stanford. Pursuant to the Second Option Agreement, we agreed to pay Stanford option fees in an aggregate amount of $30,000 over the term of the option. As of September 30, 2021, we have not exercised the option under the Second Option Agreement.

LCGM Service Agreement

On August 30, 2021, the Company entered into a Master Manufacturing and Service Agreement (“LCGM MSA”) with the Laboratory for Cell & Gene Medicine (“LCGM”) at Stanford. Pursuant to the LCGM MSA, LCGM will conduct clinical manufacturing, release testing, and product release for GPH101 in the Company’s Phase I clinical trial to treat SCD. On May 10, 2021, the Company and LCGM entered into Scope of Work #1 and Scope of Work #2 for the technology transfer and related services for HBB Beta-Globin Gene Variant for SCD and manufacturing engineer test runs. On August 30, 2021, the Company and LCGM entered into the Scope of Work #3 (“SOW #3) for the exclusive use of a manufacturing suite at the LCGM facility through April 30, 2023. For SOW #3, the Company will pay annual fees of $2.8 million for the reservation of the LCGM suite where manufacturing and clinical trials of GPH101 will occur.

During the three and nine months ended September 30, 2021, the Company has recognized $0.7 million and $1.7 million, respectively, in research and development expense in connection with the LCGM Service Agreement.

IDT License Agreement

On June 7, 2021, we entered into a License Agreement (the “IDT License Agreement”) with Integrated DNA Technologies, Inc. (IDT). Pursuant to the IDT License Agreement, IDT granted us and our affiliates a worldwide, non-exclusive, sublicensable license to research and develop products incorporating HiFi Cas9 protein variants for use in human therapeutic applications for SCD, XSCID and Gaucher disease (the Field) and a worldwide, exclusive, sublicensable license to commercialize such products in the Field. We have also been granted the right to expand the licensed Field to include human therapeutic applications in the additional fields of beta thalassemia disorder and lysosomal storage disorders upon the payment of an exercise fee in the amount of $0.5 million per additional field or $1.0 million for both additional fields.

In consideration of the licenses and rights granted to us under the IDT License Agreement, we agreed to pay to IDT an upfront payment in the amount of $3.0 million and up to $5.3 million (or $8.8 million if we elect to expand the Field as described above to include both the beta thalassemia and lysosomal storage disorders fields) in total regulatory milestone payments. Each regulatory milestone payment is payable once on an indication-by-indication basis. In addition, we have agreed to pay IDT a low single-digit royalty on the net sales of products, subject to reductions in specified circumstances. The acquisition of the license was accounted for as an asset acquisition and as the acquired technology did not have an alternative use, the total consideration of $3.0 million was recorded as research and development expense in the statements of operations and comprehensive loss for the nine months ended September 30, 2021.

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

Initial Public Offering

In June and July 2021, we completed an initial public offering of our common stock. As part of the IPO, we issued and sold 16,100,000 shares of our common stock at a public offering price of $17.00 per share. We received in June and July 2021 net proceeds of approximately $251.3 million from the IPO, after deducting underwriting discounts and commissions of $19.1 million and offering costs of approximately $3.2 million.

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

Results of Operations

Three Months Ended September 30, 2021 and 2020

The following table summarizes our statements of operations and comprehensive loss for the respective periods (in thousands):

	Three Months Ended September 30,
	2021	2020
	(unaudited)
Operating expenses:
Research and development	$8,683	$2,310
General and administrative	5,919	1,454
Total operating expenses	14,602	3,764
Loss from operations	(14,602)	(3,764)
Other income (expense), net:
Other income (expense), net	10	—
Change in fair value of the Series A redeemable convertible preferred stock tranche liability	—	380
Total other income (expense), net	10	380
Net loss and comprehensive loss	$(14,592)	$(3,384)

Operating Expenses

Research and Development Expenses

Research and development expenses were $8.7 million for the three months ended September 30, 2021 compared to $2.3 million for the three months ended September 30, 2020, an increase of $6.4 million. The increase in research and development expenses was primarily attributable to an increase of $2.5 million in clinical trial related activities and contract manufacturing activities for our clinical trials and drug supply, $3.0 million of personnel costs, and $0.9 million of other research and development costs primarily related to facilities costs and lease expense associated with the new lease and service agreements.

General and Administrative Expenses

General and administrative expenses were $5.9 million for the three months ended September 30, 2021 compared to $1.5 million for the three months ended September 30, 2020, an increase of $4.4 million. The increase in general and administrative expenses was comprised of an additional $2.7 million of consulting and personnel-related costs associated primarily attributable to increased hiring of general and administrative personnel, including associated stock-based compensation expense. We also incurred additional professional expense costs of $1.5 million related to legal costs, accounting, financial service, and insurance costs, as well as other miscellaneous expenses of $0.2 million.

Other Income (Expense), Net

Other income (expense), net decreased by $0.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The period-over-period change is primarily related to the change in the fair value of our Series A redeemable convertible preferred stock tranche liability.

Nine Months Ended September 30, 2021 and 2020

The following table summarizes our statements of operations and comprehensive loss for the respective periods (in thousands):

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Operating expenses:
Research and development	$26,727	$2,733
General and administrative	14,776	2,444
Total operating expenses	41,503	5,177
Loss from operations	(41,503)	(5,177)
Other income (expense), net:
Other income (expense), net	14	-
Related party convertible note interest expense	-	(40)
Change in fair value of the Series A redeemable convertible preferred stock tranche liability	(10,341)	380
Total other income (expense), net	(10,327)	340
Net loss and comprehensive loss	$(51,830)	$(4,837)

Operating Expenses

Research and Development Expenses

Research and development expenses were $26.7 million for the nine months ended September 30, 2021 compared to $2.7 million for the nine months ended September 30, 2020, an increase of $24.0 million. The increase in research and development expenses was primarily attributable to an increase of $12.8 million in clinical trial related activities and contract manufacturing activities for our clinical trials and drug supply, $6.7 million of personnel costs, $3.0 million of intellectual property license expense related to the IDT license agreement, and $1.5 million of other research and development costs primarily related to facilities costs and lease expense associated with the new lease and service agreements.

General and Administrative Expenses

General and administrative expenses were $14.8 million for the nine months ended September 30, 2021 compared to $2.4 million for the nine months ended September 30, 2020, an increase of $12.4 million. The increase in general and administrative expenses was comprised of an additional $6.7 million of consulting and personnel-related costs associated primarily attributable to increased hiring of general and administrative personnel, including associated stock-based compensation expense. Other changes included increases to professional expenses of $4.9 million related to legal costs, accounting, financial service, and consulting costs. Finally, we incurred incremental facilities and other administrative costs company of $0.8 million.

Other Income (Expense), Net

Other income (expense), net decreased by $10.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The period-over-period change is primarily related to the change in the fair value of our Series A redeemable convertible preferred stock tranche liability.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations from inception through September 30, 2021. As of September 30, 2021, we had $395.0 million of cash and cash equivalents and restricted cash and our accumulated deficit was $122.4 million. In June and July 2021, we raised net proceeds of $251.3 million in our IPO, pursuant to which we sold an aggregate of 16,100,000 shares of common stock.

Prior to our IPO, we funded our operations primarily from the sale of redeemable convertible preferred stock and issuance of convertible promissory notes.

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

Based upon our current operating plan, we estimate that our existing cash and cash equivalents as of the date of the filing of this Form 10-Q, will be sufficient to fund our operating expenses and capital expenditure requirements into 2024. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates or from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, collaborations and other strategic alliances and licensing arrangements, or any combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide that may result from the ongoing COVID-19 pandemic or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

•	expenses needed to attract, hire and retain skilled personnel;
•	the costs of operating as a public company; and
•	the impact of the ongoing COVID-19 pandemic, which may exacerbate the magnitude of the factors discussed above.

A change in the outcome of any of these or other variables could significantly change the costs and timing associated with the development of our product candidates. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such change.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Net cash used in operating activities	$(37,259)	$(3,450)
Net cash used in investing activities	(4,759)	(933)
Net cash provided by financing activities	417,154	14,956
Net increase in cash, cash equivalents and restricted cash	$375,136	$10,573

Cash Flows from Operating Activities

Net cash used in operating activities was $37.3 million for the nine months ended September 30, 2021, which was primarily attributable to our net loss of $51.8 million and net changes in operating assets and liabilities of $2.0 million, adjusted for net noncash charges of $16.5 million. Noncash charges included approximately a $10.3 million change in the fair value of the Series A redeemable convertible preferred stock tranche liability, $5.4 million in stock-based compensation expense, $0.4 million in depreciation and amortization expense, and $0.4 million in noncash lease expense.

Net cash used in operating activities was $3.5 million for the nine months ended September 30, 2020, which was primarily attributable to our net loss of $4.8 million and net noncash charges of $0.3 million, adjusted for net changes in operating assets and liabilities of $1.6 million. Net changes in operating assets and liabilities included approximately $1.9 million in accounts payable and accrued expenses and other current liabilities, offset by $0.3 million in prepaid expenses and other current assets and other assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.8 million for the nine months ended September 30, 2021, which was primarily attributable to the purchase of lab equipment.

Net cash used in investing activities was $0.9 million for the nine months ended September 30, 2020, which was primarily attributable to the purchase of lab equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $417.2 million for the nine months ended September 30, 2021, which consisted primarily of proceeds from issuance of common stock in our initial public offering of $251.3 million including proceeds from the exercise of the underwriter option in July 2021, proceeds from the issuance of Series A and Series B redeemable convertible preferred stock of $165.5 million, and proceeds from issuance of common stock related to early exercised stock options and stock grants of $0.3 million.

Net cash provided by financing activities was $15.0 million for the nine months ended September 30, 2020, which consisted primarily of proceeds from the issuance of Series A redeemable convertible preferred stock of $9.9 million, proceeds from issuance of a $5.0 million convertible note to related party, and proceeds from issuance of common stock related to early exercised stock options and stock grants of $0.1 million.

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

During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Business Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Business Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Business Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact on our internal control over financial reporting during the period covered by this report despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Since our inception, we have incurred significant net losses, have not generated any revenue from product sales to date and have financed our operations principally through the net proceeds raised in our initial public offering and private placements of our redeemable convertible preferred stock. Our net loss for the fiscal year ended December 31, 2020 was $68.4 million and for the nine months ended September 30, 2021 and 2020 was $51.8 million and $4.8 million, respectively. As of September 30, 2021, we had an accumulated deficit of $122.4 million. We expect to continue to incur significant and increasing losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. We anticipate that our expenses will increase substantially if and as we:

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

• acquire or in-license product candidates, intellectual property and technologies; and

• operate as a public company.

To date, we have not successfully completed a clinical trial for any product candidate. We have only one product candidate in clinical development and expect that it will be many years, if ever, before we have a product candidate ready for commercialization, if approved. To become and remain profitable, we must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those products for which we may obtain marketing approval, obtaining market acceptance for such products and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenue in an amount sufficient to achieve profitability. Most of our programs are currently only in the preclinical testing stage and early clinical development stage, and we expect to commence a clinical trials for GPH101 in SCD in the second half of 2021. Because of the numerous risks and uncertainties associated with developing gene editing product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if ever. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our Company and our stock price and could impair our ability to raise capital, maintain and fund our research and development efforts, expand our business, or continue our operations. A decline in the value of our Company could also cause you to lose all or part of your investment.

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

As of September 30, 2021, our cash, cash equivalents and marketable securities were $394.8 million. We expect that these funds will enable us to fund our operating expenses and capital expenditure requirements into 2024. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

• the continued effect of the ongoing COVID-19 pandemic on our business;

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

We face risks related to health epidemics, pandemics and other widespread outbreaks of contagious disease, including the ongoing COVID-19 pandemic, which could significantly disrupt our operations, impact our financial results or otherwise adversely impact our business.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. For example, the spread of COVID-19 has affected segments of the global economy and could affect our operations. As a result of the ongoing COVID-19 pandemic or similar public health crises that may arise, we may experience disruptions that could adversely impact our operations, research and development, including preclinical studies, clinical trials and manufacturing activities, including:

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

• the impact of the ongoing COVID-19 pandemic on our corporate culture; and

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

For additional information regarding the impact of the ongoing COVID-19 pandemic on our Company, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Business Impact of COVID-19 Pandemic.”

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

We are very early in our development efforts and have focused our research and development efforts to date on gene editing technology, identifying our initial targeted disease indications and our initial product candidates. We have not achieved preclinical proof of concept for the majority of our programs and there is no guarantee that we will achieve it for any of these programs. Our future success depends heavily on the successful development of our gene editing product candidates. To date, we have invested substantially all of our efforts and financial resources in building our gene editing platform, and the identification and preclinical development of our current product candidates. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur.

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

Because our technology potentially involves gene editing across multiple cell and tissue types, we are subject to many of the challenges and risks that other gene editing therapeutics and gene therapies face, including:

• regulatory guidance regarding the requirements governing gene and gene editing therapy products have changed and may continue to change in the future;

• to date, only a limited number of products that involve gene therapy have been approved globally;

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

Viral vectors, including AAV, which are relatively new approaches used for disease treatment, also have known side effects, and for which additional risks could develop in the future. In past clinical trials that were conducted by others with certain viral vectors, significant side effects were caused by gene therapy treatments, including reported cases of myelodysplasia, leukemia and death. Other potential side effects could include an immunologic reaction and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of cancer. If the vectors we use demonstrate a similar side effect, or other adverse events, we may be required to halt or delay further clinical development of any potential product candidates.

Furthermore, the FDA has stated that lentiviral vectors, which are used in certain gene integration approaches, possess characteristics that may pose high risks of delayed adverse events. Such delayed adverse events may also occur in other viral vectors, including AAV vectors. In addition to side effects and adverse events caused by our product candidates, the conditioning, administration process or related procedures which may be used to condition a patient for gene therapy treatment also can cause adverse side effects and adverse events. A gene therapy patient is generally administered cytotoxic drugs to remove stem cells from the bone marrow to create sufficient space in the bone marrow for the modified stem cells to engraft and produce new cells. This procedure compromises the patient’s immune system, and conditioning regimens have been associated with adverse events in clinical trial participants.

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

In addition, the COVID-19 pandemic may affect the timing of our planned clinical trials. Clinical trial activities, including patient enrollment and data collection, are dependent upon global clinical trial sites which have been and continue to be adversely affected by the COVID-19 pandemic. For example, as the global healthcare community responded to the fluctuations in COVID-19 cases and hospitalizations, many hospitals, including those operating as clinical trial sites for other ongoing trials, temporarily paused elective procedures, which included dosing of new patients with investigational products. Additionally, the COVID-19 pandemic may cause delays in data collection and monitoring activities, which may present data integrity challenges or require modifications to our planned clinical trial protocols.

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

Any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of suppliers or manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. For example, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, and one of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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

Certain of our licensors have also relied on third-party collaborators or on funds from third parties such that they are not the sole and exclusive owners of the patent rights we have in-licensed. For example, our in-licensed patent rights from the Stanford License are jointly owned by Stanford and Agilent Technologies, Inc. (Agilent). We may be required to incur additional costs in connection with obtaining licenses to the rights of Agilent, and if we are unable to secure such licenses, the license granted to us in jurisdictions where the consent of a co-owner is necessary to grant such a license may not be valid. As a result, Agilent could license such patent rights to our competitors, and our competitors could market competing products and technology. In addition, our rights to our in-licensed patent applications are dependent, in part, on inter-institutional or other operating agreements between Stanford and Agilent. If Stanford or Agilent breaches such inter-institutional or operating agreements, our rights to such in-licensed patents and patent applications may be adversely affected. Any of these events could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

We are in the early stages of clinical development for GPH101 in SCD, and all of our other programs are in discovery or preclinical development. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of the product in humans. It is impossible to predict when or if any of our programs will prove effective and safe in humans or will receive regulatory approval. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of clinical trials. Interim results of a clinical trial do not necessarily predict final results. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

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

In addition, disruptions caused by the ongoing COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted or the relevant ethics committee, the Data Safety Monitoring Board (DSMB), for such trial, or the FDA or other relevant regulatory authorities. We or such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, resulting in the imposition of a clinical hold, manufacturing or quality control issues, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such product, will be subject to continual requirements of and review by the FDA, EMA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, facility registration and drug listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, applicable product tracking requirements, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the products may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

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

•

the federal Anti-Kickback Statute prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. A violation of the federal Anti-Kickback Statute can also form the basis for FCA liability, or federal civil money penalties;

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

There have been executive, judicial and congressional challenges to certain aspects of the ACA., On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

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

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs and reform government program reimbursement methodologies for drug products. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry, and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 and the

FDA’s implementing regulations. FDA released such implementing regulations on  September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 30, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law.. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, Pursuant to court order, the removal and addition of the aforementioned safe harbors have been delayed until January 1, 2023. On November 20, 2020, CMS, issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. However, on August 6, 2021 CMS announced a proposed rule to rescind the Most Favored Nations rule.. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs. At the state level, legislatures have also been increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections such as foreign pre-approval, surveillance and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued industry guidance formally announcing plans to employ remote interactive evaluations using risk management methods to meet user fee commitments and goal dates, and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future shutdowns of other government agencies, such as the SEC, may also impact our business through review of our public filings and our ability to access the public markets.

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

As of September 30, 2021, we had 57 full-time employees, and, in connection with the advancement of our development programs and becoming a public company, we expect to increase the number of our employees and the scope of our operations further, particularly in the areas of research and clinical development, regulatory affairs, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of September 30, 2021, we have 58,079,002 shares of common stock outstanding. Of these shares, the 16,100,000 shares sold in our initial public offering (including shares sold pursuant to the underwriters’ option) may be resold in the public market immediately. The remaining 41,979,002 shares are currently restricted under securities laws or as a result of lock-up or other agreements, but will be able to be sold after the expiration of the lock-up on December 22, 2021 and termination of restrictions under securities laws. Moreover, holders of an aggregate of 37,533,346 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 61.57% of our outstanding voting stock. This group of stockholders has the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with the interests of our other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“SOX”), not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies.

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

None.

(b)	Use of Proceeds from the Initial Public Offering of Common Stock

On June 29, 2021, we completed our IPO and issued 14,000,000 shares of our common stock at an initial offering price of $17.00 per share. On July 2, 2021, we issued 2,100,000 shares of our common stock to the underwriters of the IPO pursuant to the exercise of their option to purchase additional shares at a price of $17.00 per share less underwriting discounts and commissions. We received net proceeds from the IPO of approximately $251.3 million, after deducting underwriting discounts and commissions of approximately $19.1 million and offering expenses of approximately $3.2 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. Morgan Stanley & Co. LLC, BofA Securities, Inc., Cowen and Company, LLC and SVB Leerink, LLC acted as book-running managers for the IPO.

Shares of our common stock began trading on The Nasdaq Global Market on June 25, 2021. The offer and sale of the shares were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-256838), which was declared effective on June 24, 2021.

As of September 30, 2021, we have used approximately $20.4 million of the net proceeds received in the IPO. Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. There has been no material change in the planned use of proceeds from our IPO as described in the registration statement on Form S-1. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy.

(c)	Issuer Purchases of Equity Securities

None.

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

GRAPHITE BIO, INC.

Date: November 10, 2021	By:	/s/ Josh Lehrer, M.D.
Josh Lehrer, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Philip P. Gutry
Philip P. Gutry
Chief Business Officer, Head of Finance & Investor Relations (Principal Financial and Accounting Officer)