Form 10-K
period 2021-12-31
Graphite Bio, Inc.
filed 2022-03-21
CIK 1815776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-40532

GRAPHITE BIO, INC.

(Exact name of Registrant as specified in its charter)

Delaware	2836	84-4867570
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

201 Haskins Way, Suite 210

South San Francisco, CA, 94080

(650) 484-0886

(Address, including zip code and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	GRPH	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                ☐

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $817.4 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $30.73 per share.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of March 15, 2022, the registrant had 58,010,823 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”), including its section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-K may include, but are not limited to, statements about:

•

the success, cost and timing of our product development activities and clinical trials of our lead product candidates, GPH101 and GPH102, including the initiation and progress of, and results from, our Phase 1/2 clinical trial of GPH101 and whether the clinical trial will support the intended uses for treatment of sickle cell disease, and future clinical trials of these and any of our other product candidates;

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

•

our ability to compete with companies currently marketing or engaged in the development and commercialization of targeted gene integration therapies or other treatments for disease indications that our product candidates are intended to address;

•	our ability to establish or maintain licenses, collaborations, partnerships or strategic relationships;
•	our ability to create and maintain a pipeline of product candidates;
•	our ability to advance any product candidate into, and successfully complete clinical trials;
•

our ability to obtain and maintain intellectual property protection for our current and future product candidates, the duration of such protection and our ability to operate our business without infringing on the intellectual property rights of others;

•	our ability to retain and recruit key personnel;
•	our expectations regarding use of our cash and cash equivalents, including the proceeds from our initial public offering;
•	our financial performance;
•	our competitive position and the development of and projections relating to our competitors or our industry, including in gene editing and gene therapy;
•	the impact of the ongoing COVID-19 pandemic on our business or operations;
•	the impact of laws and regulations in the United States and foreign countries on various aspects of our operations, including our regulatory and clinical strategy; and
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

In some cases, forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “could,” “expects,” “intends,” “plans,” “aims,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors” and elsewhere in this Form 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those expressed or implied by the forward-looking statements. No forward-looking statement is a promise or a guarantee of future performance.

The forward-looking statements in this Form 10-K represent our views as of the date of this Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-K.

This Form 10-K may include statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We have not independently verified the information contained in such sources.

We use various trademarks and trade names in our business, including without limitation our corporate name and logo. All other trademarks or trade names referred to in this Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-K may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Summary of Risk Factors

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks are discussed more fully in the “Risk Factors” section of this Form 10-K. These risks include, but are not limited to, the following:

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

•

We face risks related to health epidemics, pandemics and other widespread outbreaks of contagious disease, including the ongoing and evolving COVID-19 pandemic, which could significantly disrupt our operations, impact our financial results or otherwise adversely impact our business.

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

•

Adverse events or side effects involving genetic medicines and gene editing in particular, as well as adverse public perception of these approaches, may negatively impact regulatory approval of, and/or demand for, our potential products, if approved.

•

We contract with third parties for the manufacture of materials for our research programs, preclinical studies and ongoing Phase 1/2 clinical trial of GPH101 and expect to continue to do so for future clinical trials and for commercialization of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any products that we may develop and commercialize, or that such supply will not be available to us at an acceptable quality, cost or timelines, which could delay, prevent, or impair our development or commercialization efforts.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage, next-generation gene editing company harnessing high-efficiency targeted gene integration to develop a new class of therapies to potentially cure a wide range of serious and life-threatening diseases. We are pioneering a precision gene editing approach to achieve one of medicine’s most elusive goals: to precisely “find & replace” any gene in the genome. Our next-generation gene editing platform allows us to precisely correct mutations, replace entire disease-causing genes with normal genes, or insert new genes into predetermined, safe locations. We believe our approach could enable broad applications to transform human health, including directly correcting mutations, engineering cells to permanently deliver therapeutic proteins, and precisely engineering effector cells to treat or cure a wide range of serious genetic and other diseases, including cancer, autoimmune and neurodegenerative diseases.

Our lead product candidate GPH101 is a highly differentiated approach with the potential to directly correct the mutation that causes sickle cell disease (SCD) and restore normal adult hemoglobin (HgbA) expression. Curing sickle cell disease by correcting the disease-causing point mutation to normal is viewed as the gold-standard for curing SCD and has been the dream of treating physicians for generations. In November 2021, we enrolled the first patient in a Phase 1/2 clinical trial of GPH101. We intend to dose our first patient in the second half of 2022, with initial proof-of-concept data anticipated in 2023. We are also advancing our research programs and pipeline of potential one-time curative therapies for a wide range of genetic and other serious diseases and intend to file an investigational new drug application (IND) for a second program by mid-2024.

Our technology builds on first-generation proven CRISPR technology to achieve high rates of targeted gene integration. Our platform technology includes patent rights and proprietary technology exclusively licensed from The Board of Trustees of the Leland Stanford Junior University (Stanford) and developed in the Stanford laboratories of two of our scientific founders, both pioneers in gene therapy and gene editing: Matthew Porteus, M.D., Ph.D., and Maria Grazia Roncarolo, M.D. Dr. Porteus is considered to be one of the founders of the field of gene editing and was a scientific founder of CRISPR Therapeutics AG. He was the first to demonstrate that an engineered nuclease could be used to correct genes by harnessing precision cellular DNA repair machinery. Dr. Roncarolo is a pioneer in multipotent hematopoietic stem cell (HSC) gene therapy and her work led to the first approved HSC gene therapy product. She established and is Director of the Stanford Center for Definitive and Curative Medicine to treat patients with currently incurable diseases through the development of innovative stem cell- and gene-based therapies. Drs. Porteus and Roncarolo, both practicing physicians, came together with the conviction that targeted gene integration could lead to an entirely new class of potentially curative therapies.

Our approach has broad therapeutic applications and has enabled high-efficiency targeted gene integration in a wide range of primary human cell types. In our initial programs, we apply our approach ex vivo in a patient’s own HSCs which are reinfused after gene integration (autologous HSCT). HSCs are multipotent stem and progenitor cells that can give rise to all cells of the blood and immune system and have proven their curative potential across dozens of diseases as demonstrated by allogenic HSC transplant (allo-HSCT).

Our approach can be thought of as “find & replace,” using CRISPR to find a target gene and homology directed repair (HDR) to replace DNA in the target gene with DNA copied from a template. We create a precise incision in a target gene using a modified, high fidelity CRISPR-based nuclease and then induce conditions in target cells that overwhelmingly favor HDR, a natural and precise cellular DNA repair process. Using a non-integrating AAV6 vector, we deliver a donor DNA template strand to the target gene which is copied via HDR to create a new coding strand. We then apply our HSC biology expertise to optimally engineer and manufacture HSCs, a historically intractable cell type for harnessing HDR. Using our next-generation gene editing approach, we have achieved gene integration efficiencies in excess of expected curative thresholds and demonstrated preclinical proof-of-concept across models of multiple diseases. Beyond GPH101, which leverages our gene correction technology, our pipeline includes multiple programs such as GPH102 for beta-thalassemia and GPH201 for X-linked severe combined immunodeficiency syndrome (XSCID), which leverage our gene replacement technology; GPH301 for Gaucher disease and an early-stage research program for alpha-1 antitrypsin (AAT) deficiency, which leverage our targeted gene insertion technology; and multiple undisclosed programs in both HSCs and other cell types.

Our approach differs from first generation gene and base editing technologies due to:

•

Direct targeting and correction of genetic lesions: We harness HDR to replace the disease-causing mutation or the entire disease-causing gene with the normal, wild-type genetic sequence. This is in contrast to first generation gene editing approaches that have focused on knocking-out genes.

•

Efficiency of targeted gene integration: In our GPH101 sickle cell gene correction program, we have demonstrated up to approximately 70% gene correction efficiency in hematopoietic stem and progenitor cells (HSPCs) in ex vivo studies. In gene replacement and targeted gene insertion applications, we have consistently demonstrated efficiencies of approximately 30-50% in HSPCs across a range of gene targets and templates. We believe these efficiencies are above the expected curative threshold for a broad array of indications, including SCD. Prior to the development of our gene integration platform efficiencies using HDR in HSPCs were approximately 10%.

•

Breadth of applications: We can replace genes of up to 4 kilobases (kb) allowing us to correct not only single point mutations but also multiple mutations within the same gene, and to address gene deletions. We can also precisely insert genes under control of a native promoter for naturally regulated expression, into a safe harbor location under the control of an exogenous promoter, or under the control of a lineage specific cellular promoter.

•

Uniquely suited to expand the patient population eligible for potential one-time curative HSC therapies: We believe that the high efficiency and precision of our targeted gene integration platform could potentially reduce threshold bone marrow engraftment levels. This could potentially obviate the need for full chemotherapeutic myeloablative bone marrow conditioning (the current standard for allo-HSCT and most gene editing and gene therapy approaches in development). In addition, our approach is designed to avoid the theoretical risk of insertional oncogenesis, an increased risk of cancer that can arise from the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, from integrating viral vectors. Our approach also incorporates a high fidelity CRISPR-based nuclease for potentially improved safety. Pairing these advantages with targeted and safer bone marrow conditioning could bring HSC-based curative therapies to much larger numbers of patients.

We are applying our technology in three settings: Gene Correction, Gene Replacement, and Targeted Gene Insertion.

Gene Correction

Our approach is designed to allow us to precisely correct pathogenic genes by directly targeting and correcting the specific disease-causing mutation to restore the normal, wild-type sequence.

We are developing GPH101, our lead product candidate for SCD, which is designed to directly correct the genetic mutation responsible for SCD. The mortality and morbidity associated with SCD, all caused by a single mutation, has made curing SCD a dream of many clinicians. Multiple genetic therapies are in development to address SCD, but due to technical limitations, these therapies are primarily focused on expressing alternate hemoglobin genes such as fetal hemoglobin (HgbF) or a transgenic hemoglobin. Our approach is the first in industry to directly correct the SCD-causing mutation by replacing it with the natural genetic sequence to thereby reduce harmful sickle hemoglobin (HgbS) production and restore normal adult hemoglobin (HgbA) expression. We have optimized our process to correct the majority of HSPCs. Of the remaining cells, which are not corrected, many contain two INDEL sickle globin alleles (knockout alleles). These knockout stem cells are not able to produce sickle red blood cells, and have the effect of increasing the proportion of functional stem cells which have been corrected. This increases our confidence in our ability to exceed the 20% expected curative threshold in patients. Under IND-enabling GMP manufacturing conditions, we can precisely correct the SCD mutation in over 55% of treated cells, which we believe can achieve the threshold required to cure patients (estimated to be engraftment of 20% corrected cells). These treated HSPCs are fully functional and can engraft in vivo in a humanized mouse, and can produce functionally normal red blood cells expressing normal adult hemoglobin ex vivo. Furthermore, we have demonstrated in a mouse model of SCD that our approach significantly increased normal HgbA expression, reduced HgbS production, extended red blood cell (RBC) lifespan from two days in sickle mice to up to 19 days in gene corrected mice, and eliminated RBC sickling. We believe this data supports the curative potential of our approach. In November 2021, we enrolled the first patient in a Phase 1/2 clinical trial of GPH101. We intend to dose our first patient in the second half of 2022, with initial proof-of-concept data anticipated in 2023.

Gene Replacement

Our gene replacement approach is designed to allow us to replace dysfunctional genes with a new normal copy of an entire gene at its normal location in the chromosome. We currently have two gene replacement programs, one for beta-thalassemia and another for XSCID.

•

Our research program, GPH102 for the treatment of beta-thalassemia, leverages our gene replacement platform technology by replacing one or both copies of the mutated beta-globin (HBB) gene through HDR to restore HgbA expression to levels similar to healthy individuals who do not have disease or to individuals who carry one copy of the mutated HBB gene (beta-thalassemia trait). Our approach contrasts with alternative and indirect approaches in development that seek to induce HgbF expression or produce transgenic hemoglobin from a randomly integrated transgene. We believe that, if approved, GPH102 has the potential to produce levels of HgbA expression sufficient to normalize physiology (normal or beta-thalassemia trait levels), even in the most severe forms of beta-thalassemia (b0/b0); can lead to the production of normal HgbA to preserve oxygen delivery to tissues, in contrast to HgbF; and can support highly precise integration into the native promoter, in contrast to random integration that could present risks of insertional oncogenesis. We believe our GPH102 program synergizes with our GPH101 program in SCD because they utilize a similar approach aimed at uniquely restoring normal genotypes in a complementary benign hematology patient population. Additionally, they use identical gRNA and HiFi Cas9 gene editing components, with only the donor DNA template differing to achieve the desired outcome. We believe that these factors could speed the development of GPH102. We intend to file an IND for GPH102 by mid-2024, pending feedback from health authorities.

•

Additionally, we intend to work with an academic partner to develop GPH201 for the treatment of XSCID, a rare, life-threatening disease where multiple mutations in a single gene (IL2RG) prevent normal immune system function. We believe our gene replacement approach leading to normal regulated expression of the IL2RG gene could be an optimal cure for XSCID. We believe that the survival advantage of the progeny of gene edited cells combined with our high efficiency of gene replacement could enable patients to benefit from GPH201 without undergoing chemotherapy-based conditioning. We have an agreement with Jasper Therapeutics, Inc. (Jasper) to investigate the potential use of JSP191, Jasper’s clinical-stage non-genotoxic HSC targeted antibody-based bone-marrow conditioning (non-genotoxic HSC targeted conditioning, or NGTC) regimen, with GPH201. We and Jasper will each retain commercial rights to our respective technologies under the agreement. We believe that GPH201 will generate preliminary data on combining our autologous HSC therapies with NGTC, and our clinical experience could accelerate our ability to use NGTC with our other product candidates. Although XSCID is an ultra-orphan indication with a small number of severely affected patients, we believe GPH201 could address an important unmet need, and data from this program, potentially in combination with JSP191, could be informative to our platform and pipeline.

Targeted Gene Insertion

Our technology aims to enable the targeted insertion of entire gene cassettes into chosen chromosomal locations. We believe that this could have broad therapeutic applications by allowing for permanent production of therapeutic proteins and enzymes, in specific cell lineages, and from targeted genomic locations. This prevents the variability in gene expression and the potential risk of insertional oncogenesis which are limitations of random gene integration approaches like using lentiviral vectors (LVV). Permanent therapeutic protein production applications of HSC targeted integration include expression of proteins and enzymes in target organs, including the nervous system (CNS) by tissue resident HSC-derived myeloid cells, as well as efficient systemic delivery of secreted proteins in the circulation. Potential applications include enzyme replacement for metabolic disease, CNS delivery of therapeutic proteins, or antibodies for neurodegenerative diseases, and production of plasma proteins for coagulation and complement disorders.

We currently harness two genomic locations for targeted insertion, the CCR5 safe harbor locus and the alpha globin locus:

•

Our lead product candidate from our CCR5 locus technology is GPH301, which we are developing for the treatment of Gaucher disease, a genetic disorder that results in a deficiency in the glucocerebrosidase (GCase) enzyme. The CCR5 gene encodes the C-C chemokine receptor type 5 (CCR5) protein and is considered a non-essential gene because its inactivation has been observed to have no general detrimental impact on human health. With GPH301, we insert a functional copy of the gene for GCase into the chromosomal locus of the CCR5 gene. This locus is known as a “safe harbor” both because of the lack of deleterious effects associated with gene insertions that occur there and because the expression of inserted genes can be reliably and precisely controlled by regulatory elements inserted together with the gene of interest. We use a lineage specific promoter so that GCase expression is limited to monocytes and macrophages which can migrate into tissues including crossing the blood brain barrier into the CNS. We inserted GCase into approximately 35% of targeted CCR5 alleles in HSPCs (resulting in approximately 50% of cells having at least one allele targeted) which in a mouse model subsequently engrafted, differentiated, and expressed GCase from macrophages at levels that could lead to a functional cure. Because HSC-derived myeloid cells can cross the blood brain barrier, we believe GPH301 may also have potential for the treatment of glucosidase beta acid (GBA)-associated (and GCase-deficient) Parkinson’s disease. This same approach can be used for therapeutic protein production in many other diseases, including other lysosomal storage diseases. We believe that proof of concept in Gaucher disease can accelerate development of a CCR5 safe harbor protein production pipeline given there are significant synergies and regulatory efficiencies because these programs will use the same RNA guide and preclinical safety assessment.

However, we believe that GPH301 can have the greatest impact as a potential one-time curative treatment and alternative to chronic enzyme replacement therapy in patients with Type 1 Gaucher disease, in combination with a potential outpatient-based and mild NGTC regimen. We are currently assessing a strategy and timeline for GPH301 to enter the clinic with NGTC.

•

Our second approach for therapeutic protein production harnesses the alpha-globin locus, which uses the alpha-globin promoter to express high protein levels from the red blood cell lineage and normalize plasma protein levels to potentially develop HSC-based cures and treatments. We are currently advancing an early-stage research program leveraging this approach for the treatment of AAT deficiency and expect to provide updates about this program as it progresses.

We intend to pursue applications of our technology platform to develop potential therapies for a number of serious diseases. Our high-efficiency gene editing technology has been shown using human cells and/or animal models to be applicable to a broad range of HSC-based indications as well as other tissues, such as airway stem cells (cystic fibrosis), neural stem cells, pluripotent stem cells and keratinocytes (wound healing). We intend to investigate the potential of developing therapies for other diseases based on these findings.

We believe there is the potential for NGTC to expand the number of patients and indications addressable with precision engineered, one-time HSC-based treatments and cures. In addition to our research collaboration with Jasper on JS191, we are evaluating and assessing additional novel conditioning agents and have initiated discovery research efforts to develop antibody-based NGTC candidates.

Our Pipeline

Our Team

Our team is led by executives who have deep experience in drug development and company-building in the biopharmaceutical industry. Josh Lehrer, M.D., our President and Chief Executive Officer, previously served as Chief Medical Officer at Global Blood Therapeutics, Inc. (GBT), where he led development for the marketed SCD treatment Oxbryta™ from pre-IND stages through its commercial launch. Prior to GBT, he served in clinical roles at Genentech, Inc. (Genentech) and as a practicing cardiologist at Stanford. Philip Gutry, our Chief Business Officer, previously served as Chief Business Officer at Kronos Bio, Inc. and in senior business development and finance roles at Regeneron Pharmaceuticals, Inc., MPM Capital, and Gilead Sciences, Inc. Jerry Cacia, our Chief Technical Officer, most recently served as Head of Global Technical Development at Roche/Genentech, where he supported a pipeline that included over 80 new molecular entities and more than 100 development projects in various stages, including a number of cell and gene therapies. Jane Grogan, Ph.D., our Chief Scientific Officer, most recently served as Chief Scientific Officer and a member of the executive leadership team at ArsenalBio and has over 15 years of experience at Genentech. Julia Tran, our Chief People Officer, is a three-time executive with more than 20 years of experience in building and growing companies in the biotechnology industry including Amyris, Inc., CV Therapeutics, Inc. and Millennium Pharmaceuticals Inc. and in technology companies including vArmour Networks, SilverTail Systems and most recently Blue Lava where she was a co-founder, Chief Operating Officer and Chief Community Officer. Alethia Young, our newly appointed Chief Financial Officer, effective April 1, 2022, will join the company after more than 20 years in healthcare and biotech equity research and investing, most recently at Cantor Fitzgerald where she served as senior biotechnology analyst and head of research, managing the equity research department covering companies across the biotechnology industry. Christine Garrett,

Ph.D., our Chief of Staff and senior vice president, operations, has more than 20 years of biopharmaceutical industry experience leading cross-functional teams comprised of research, development and commercial leaders across various phases of drug development at companies like Bristol Myers Squibb, Leo Pharma, Celgene and Novartis. We are building a broader team that is passionate about our mission of urgently translating groundbreaking science to transform lives.

Our Strategy

We are a next-generation gene editing company harnessing high-efficiency targeted gene integration to develop a new class of therapies to cure a wide range of serious and life-threatening diseases. Our goal is to advance a portfolio of one-time curative therapies which can ultimately be administered in the outpatient setting. The key components of our strategy are as follows:

•	Demonstrate clinical proof-of-concept for gene correction with our lead product candidate, GPH101, for the treatment of sickle cell disease (SCD).
•	Advance the gene replacement application of our technology in beta-thalassemia with an approach that is complementary to our lead GPH101 program.
•	Establish the broad potential of targeted gene insertion with our early-stage research program for alpha-1 antitrypsin (AAT) deficiency and GPH301 for the treatment of Gaucher disease.
•	Expand the patient population and indications eligible for one-time curative HSC therapies by harnessing industry advances in non-genotoxic HSC targeted conditioning (NGTC) regimens.
•	Leverage high-efficiency targeted gene integration in other cell types.
•	Continue to optimize and expand our next-generation gene editing technology to reinforce our leadership in targeted gene integration.
•	Evaluate potential strategic collaborations to maximize the broad therapeutic potential of our technology and product candidates.

Current Approaches to Gene Therapy and Gene Editing and Their Limitations

Background on Genetic Disorders

A genetic disorder is a disease caused by an abnormal change in a person’s DNA. Most genetic disorders are caused by a mutation in a single gene (monogenic disorder) which results in deficient or defective protein function. These mutations come in many different forms, including:

•	Single point mutations—caused by a single base point mutation that causes a “misspelling” in diseases such as SCD.
•	Multiple point mutations in the same gene—in diseases such as XSCID.
•	Gene deletions—most or all of a gene is missing, in diseases such as beta-thalassemia.
•	Gene expansion—extra abnormal DNA is inserted in diseases such as Huntington’s disease.

Mutations that cause genetic disease can either cause loss of function or a toxic gain of function of an important protein. For example, XSCID is caused by lack of functional IL2RG protein, Gaucher is caused by loss-of-function mutations in the GBA1 gene leading to dysfunctional GCase, and cystic fibrosis is caused by the lack of functional CFTR protein. Examples of toxic gain of function, where mutations can cause a protein to have an abnormal and disease-causing function, include SCD where sickle hemoglobin (HgbS), which has a tendency to polymerize in red blood cells, causes damage to the red blood cells, or Huntington’s disease where the huntingtin proteins injure neurons.

Evolution of Genetic Medicines

Genetic medicines have advanced rapidly over the past decade. Initial gene addition approaches have yielded multiple approved products. CRISPR-Cas9 approaches for gene knock-outs are now being translated into the clinic. Base editing builds upon CRISPR-Cas9 and enables targeted editing of certain point mutations.

Figure: Evolution of Genetic Medicines

Gene Addition

In gene addition, a functional copy of a normal gene is introduced into a cell, typically by a non-integrating viral vector, to drive expression of a normal protein. Recently approved therapies use this approach for spinal muscular atrophy and mutation-associated retinal dystrophy. Other approaches use viral vectors, such as retroviruses and LVV, which randomly integrate a therapeutic gene into the genome for permanent expression.

The principal limitations of gene addition approaches are:

•	limited durability for non-integrating viral vectors;
•	risk of insertional oncogenesis for permanent integrating viral vector (e.g. LVV);
•	variability in vector copy number per cell leading to variable gene expression;
•	lack of normal endogenous regulation of gene expression;
•	inability to correct the disease-causing mutation; and
•	potentially curative only for loss of function mutations.

Gene Editing

Gene editing approaches using CRISPR-Cas9 or similar CRISPR nuclease-based technologies are in, or will shortly be initiating, clinical development. CRISPR-Cas9 creates double-stranded breaks in DNA which can be repaired in two primary ways: 1) non-homologous end joining (NHEJ) which creates targeted insertions or deletions (INDELs) or 2) HDR, which can precisely replace DNA at the target cut site by copying from a template. When CRISPR was first shown to be a gene editing tool in human cells, the primary goal and most powerful anticipated application was to use CRISPR with HDR to allow precise gene correction, replacement and insertion. However, repair following CRISPR overwhelmingly favors NHEJ, and due to technical challenges and limitations, efficient use of HDR was not possible in human cells. For this reason, current CRISPR nuclease-based technology is being developed using NHEJ to create INDELs that cannot repair genes, but can alter gene expression. Because RNA guides are used to target Cas9 enzyme (or other CRISPR nucleases) to specific DNA sites, gene editing has much higher precision than earlier methods of permanently modifying the genome, such as gene addition by viral vector integration, and reduces the theoretical risks of insertional oncogenesis with these methods.

CRISPR-Cas9 mediated INDEL (insertions or deletion of bases in an organism’s genome) formation is well suited to introducing new mutations that can disrupt and knock out a target gene. Because the vast majority of genetic diseases are caused by a mutation resulting in loss of function of an important protein, CRISPR INDEL approaches to potentially cure genetic diseases generally require an indirect approach to treat disease and are not able to directly correct the disease-causing mutation. For instance, in SCD, emerging approaches in preclinical and clinical development attempt to knock out Bcl11a function in order to induce fetal hemoglobin expression, rather than directly correcting the point mutation in the HBB gene that causes SCD. Three programs using CRISPR INDEL approaches are currently in clinical development, of which one program has provided initial clinical validation for the safety and potential efficacy of using such approaches for autologous cell therapies.

The principal limitations of gene editing using CRISPR-Cas9 are:

•	introduces new mutations at the target;
•	generally requires an indirect approach (i.e., knocking out another gene rather than fixing the disease-causing gene); and
•	an indirect approach may provide clinical benefit but is unlikely to be the optimal curative approach to most serious genetic diseases.

Base Editing

Base editing harnesses CRISPR-Cas9 to deliver a deaminase to a target DNA site, resulting in making a single nucleotide change in the target DNA. This is potentially an advance over nuclease only approaches because it allows direct targeting of a subset of mutations that cause genetic disease. To our knowledge, no base editors have entered clinical development.

The principal limitations of base editing are:

•

base editing programs currently in development can only correct two of six potential nucleotide changes (e.g., cannot change A to T (adenine to thymine) as is required to correct the sickle mutation and convert sickle hemoglobin to normal adult hemoglobin);

•	can only correct or introduce a single point mutation at a time; and
•	guide-independent potential off target risks to both DNA and RNA resulting from deaminases modifying bases that are not being targeted.

Our Next-Generation Gene Editing Approach

Our approach builds on the precision and clinical validation for current gene editing approaches to achieve an entirely new outcome—high-efficiency targeted gene integration. This has the potential to expand the therapeutic opportunities for gene editing beyond conventional gene editing and base editing to enable efficient correction of any type of disease-causing genetic lesion. Beyond gene correction and replacement, this approach is designed to allow the insertion of new therapeutic genes into cells with significantly greater precision and efficiency than existing approaches. We believe this enables broad therapeutic applications ranging from correcting mutations, engineering cells to permanently deliver therapeutic proteins, and precisely engineering effector cells to treat or cure a wide range of serious genetic and other diseases, including cancer, autoimmune and neurodegenerative diseases.

Our innovative approach is a new platform technology built using our deep stem cell biology experience and proven CRISPR technology to efficiently harness a high-fidelity DNA repair process called HDR to integrate DNA copied from a DNA template into genes. Our approach can be described as “find & replace.” We employ CRISPR technology to find and cut a target gene and harness HDR to “copy and paste” replacement DNA from a template. We have demonstrated high-efficiency targeted gene integration across numerous cell types and curative potential in multiple animal models.

Our next generation gene editing technology creates a precise incision in a target gene using a modified, high fidelity CRISPR-based nuclease and we then induce conditions in target cells that overwhelmingly favor DNA repair by a mechanism that relies on HDR rather than the less desirable and more error-prone repair mechanism known as non-homologous end joining or NHEJ. HDR repairs DNA using a DNA template and results in high fidelity copying of template DNA into the correction site while reducing the introduction of DNA mutations that occur with first generation NHEJ gene editing approaches. We achieve HDR-mediated repair by using a non-integrating AAV6 viral vector to deliver template DNA (also called donor DNA) to the target gene. The donor DNA contains 400 base pair DNA segments homologous to sequences (homology arms) on either side of the targeted DNA break, and up to 4 kb of new DNA sequences between these homology arms. The cell’s natural DNA repair process uses the homology arms to align the template in the correct location, and then copies and pastes the new DNA into the genome at the targeted gene cleavage site. This process enables correction or replacement of a mutated gene, or insertion of a new therapeutic gene in a precise location.

High Precision CRISPR-Based Nuclease

Our founders discovered that chemically modified guide RNAs can enhance Cas9 activity and subsequently showed that delivering Cas9 as a recombinant protein instead of as mRNA further increased cutting efficiency. These approaches are now widely used and widely considered to be state of the art for gene editing. We have continued to optimize the CRISPR component of our platform and employ an improved Cas9 enzyme with dramatically reduced off-target activity. We employ high fidelity (HiFi) Cas9, which was co-discovered by our founders and for which we have exclusively licensed patent rights from Integrated DNA Technologies, Inc. (IDT) in certain fields, to reduce off target cutting by 20-fold on average and 30-fold on average for the SCD gene, thus providing potential improved safety. We believe this is a unique advantage for our programs.

Harnessing HDR

Cells naturally have the ability to repair their DNA if damaged. One highly specialized repair pathway is called HDR because the cell uses a homologous template to precisely “copy and paste” DNA sequences to repair a DNA break without introducing errors. Normally, the template used in HDR comes from the sister chromosome. Because of its precision and ability to use a template, harnessing the HDR pathway to achieve therapeutic targeted gene integration has been a long-sought but elusive goal due to its potential to dramatically expand gene editing’s applications and curative potential.

To achieve “find & replace,” as described above, we deliver an optimized, synthetic DNA template via a non-integrating AAV6 viral vector which is transduced into cells. Our founders evaluated various approaches before discovering that AAV6 achieved the most efficient transduction in comparison to nine other AAV serotypes, while optimally preserving stem cell function. Our AAV6 donor DNA template was iteratively optimized to maximize the efficiency of targeted gene integration. No viral genes are present in the template, and the template itself exists only transiently in the target cell population.

Process Optimization

HDR is most active during cell division and is inefficient in slowly dividing cells like HSCs. Achieving HDR at potentially curative efficiency in HSCs has been an elusive and highly sought goal because HSCs are long-term multi-potent stem cells with broad therapeutic potential and potential lifetime durability. We believe this has now been achieved with the development of our platform. In our process, we use clinically validated and standard methods to isolate HSPCs from patients, which are comprised of both slowly dividing HSCs (lower rates of HDR) and more rapidly dividing progenitors (higher rates of HDR). Although edited HSPCs are the standard drug product for any gene edited autologous stem cell therapy, the therapeutic effect comes from the long-term HSCs that are a subset of the cells in the drug product. Harnessing our stem cell biology expertise, we optimized the timing of template delivery and cell culture conditions to improve gene correction frequency from approximately 20% in initial experiments to approximately 70% in human HSPCs in GPH101, our sickle cell program. We believe this gene correction rate in HSPCs ensures that the correction rate in the long-term stem cells can achieve the threshold required to cure patients (estimated to be engraftment of 20% corrected cells).

We believe our technology platform is revolutionary because it brings together proven individual technologies, new discoveries, and systematic process optimization to, for the first time, achieve HDR-mediated targeted gene integration at efficiencies of up to approximately 70% in human HSPCs. We have serially optimized our GMP process to retain high and potentially curative gene correction rates at clinical scale.

Our approach differs from first generation gene and base editing technologies:

•

Direct targeting and correction of genetic lesions: We harness HDR to replace the disease-causing mutation or the entire disease-causing gene with the normal, wild-type genetic sequence. This is in contrast to first generation gene editing approaches that have focused on knocking-out or excising genes.

•

Efficiency of targeted gene integration: In our GPH101 sickle cell gene correction program, we have demonstrated up to approximately 70% gene correction efficiency in HSPCs in ex vivo studies. In gene replacement and targeted gene insertion applications, we have consistently demonstrated efficiencies of approximately 30-50% in HSPCs across a range of gene targets and templates. We believe these efficiencies are above the expected curative threshold for a broad array of indications, including SCD. Prior to the development of our gene integration platform efficiencies using HDR in HSPCs were approximately 10%.

•

Breadth of applications: We can replace genes of up to 4 kb allowing us to correct not only single point mutations but also multiple mutations within the same gene, and to address gene deletions. We can also precisely insert genes under control of a native promoter for naturally regulated expression, into a safe harbor location under the control of an exogenous promoter, or under the control of a lineage specific cellular promoter of choice.

•

Uniquely suited to expand the patient population eligible for potential one-time curative HSC therapies: We believe that the high efficiency and precision of our targeted gene integration platform can reduce threshold bone marrow engraftment levels. This could potentially obviate the need for full chemotherapeutic myeloablative bone marrow conditioning (the current standard for allo-HSCT and most gene editing and gene therapy approaches in development). In addition, our approach avoids the theoretical risk of insertional oncogenesis from integrating viral vectors and incorporates a high fidelity CRISPR-based nuclease, for potentially improved safety. Pairing these advantages with targeted and safer bone marrow conditioning could bring HSC-based curative therapies to much larger numbers of patients.

Key Differentiated Components of Our Technology Platform

Our platform combines two powerful, well-characterized biologic approaches—CRISPR and HDR—with our HSC expertise and know-how to achieve high-efficiency targeted gene integration.

Efficient cutting with a CRISPR-based nuclease is an important first step in our process. Our founders discovered that chemically modified guide RNAs can enhance Cas9 activity and subsequently showed that delivering Cas9 as a recombinant protein instead of as mRNA further increased cutting efficiency. These approaches are now widely used and widely considered to be state of the art for gene editing. We have continued to optimize the CRISPR component of our platform as described below together with additional differentiated and proprietary components in our technology and process:

•

Use of high fidelity (HiFi) Cas9 to reduce off-target DNA cleavage. One of the concerns about CRISPR-based nuclease gene targeting systems is unintended cleavage at other sites that may closely match but are not identical to the sequence targeted by the guide RNA. As shown in the figure below, we observed in our preclinical studies that a Cas9 variant, known as HiFi Cas9, can reduce off-target DNA cleavage by as much as 20-fold on average and 30-fold on average for the SCD gene with no meaningful change in the rate of on-target cleavage. We believe that this increased precision is one of the factors that could increase the safety and overall benefit/risk profile of our targeted gene integration therapies, potentially expanding patient eligibility and potential indications for our product candidates. We have exclusively licensed patent rights that cover HiFi Cas9 from IDT in certain fields.

Figure: HiFi Cas9 had an approximately thirty-fold reduction in off-target DNA cleavage compared to wild-type Cas9.

•

Use of AAV6 to deliver DNA template. To harness HDR, we deliver a DNA template via a non-integrating AAV6 viral vector which is transduced into cells. Our founders evaluated various AAV serotypes before discovering that AAV6 achieved the most efficient transduction, or the transfer of genetic material into a cell.

To determine relative transduction efficiencies across AAV serotypes, human primary hematopoietic progenitors were infected with ten AAV serotypes each carrying the green fluorescence protein (GFP) reporter gene. The experiment was designed to determine relative transduction efficiency rather than to maximize transduction. As shown in the figure below, we observed that AAV6 was most efficient in comparison to nine other AAV serotypes. Our founders later discovered that additional optimization and ribonucleoprotein (RNP) electroporation prior to AAV6 transduction further enhanced AAV transduction efficiency.

Figure: AAV transduction of human primary hematopoietic progenitor cells.

•

Ability to achieve high rates of gene integration in a wide range of therapeutic cell types, including HSCs. HDR is a cellular process that is primarily active during cell replication and, for this reason, slowly dividing cells like HSCs have been historically recalcitrant to HDR based gene editing. In preclinical studies, we have shown that stimulating cell replication with growth factors, reducing cell density and other factors can increase the proportion of cells that undergo HDR and site-specific gene integration. As shown in the figure below (left), we observed that HSCs which are pre-stimulated with cytokines and subsequently cycled four times achieve approximately twice the rate of gene integration. As shown in the figure below (right), HSCs plated at 10-fold less density achieved nearly twice the rate of gene integration. We believe that this optimization is crucial to inducing the conditions that significantly favor the repair of CRISPR-Cas9-driven DNA break by HDR.

Figure: Optimization of HSC cell culture conditions led to an increase in the rate of homologous repair and gene insertion.

We have found that each of these optimization steps and our other know-how can contribute to the creation of a highly efficient targeted gene integration process. We have further optimized our process to maintain high levels of efficiency at clinical scale using HSPCs isolated from healthy donors.

Expanding Eligible Patients and Potential Indications: Combining Our High-Efficiency Approach with Advances in Non-Genotoxic HSC Targeted Conditioning (NGTC)

One of our key strategic priorities is to make our potential one-time curative HSC-based therapies available, if approved, to as many appropriate patients as possible. We intend to do this by harnessing industry and internal research advances in non-genotoxic HSC targeted conditioning (NGTC) regimens. We believe the high precision and high efficiency with which we can consistently introduce genes by HDR has the potential to greatly expand the application to treat more patients and address more types of diseases for which gene editing-based therapies are feasible.

A limitation of therapies based on ex vivo genetic manipulation of HSCs is that the patient must be pre-conditioned with non-targeted, genotoxic conditioning agents, to both eliminate the dysfunctional endogenous HSCs and to create room for the modified cells to engraft and expand. This approach is standard for allogeneic bone marrow transplant (e.g., for SCD) and for approved HSC gene therapy products and has safety risks such as transient neutropenia, which necessitates prolonged hospitalization, potential fertility impairment, and the risk of secondary malignancies. These risks may reserve use of ex vivo HSC-based genetic and potentially curative therapies for diseases with limited treatment options, and for the most severely affected patients.  We believe that our efforts in NGTC development could be industry leading and broaden the number of patients who can benefit from gene editing, going beyond those who have the most severe disease. We believe that our ability to generate HSC-based product candidates that contain a high percentage of corrected cells may reduce the need for chemotherapy-based myeloablation by allowing the use of NGTC regimens. This potential advance, as well as harnessing precision gene insertion and using a higher fidelity CRISPR-based nuclease, may further enhance safety and could ultimately expand the types of diseases and patients who could be treated safely and potentially cured with our product candidates.

Applications Enabled by Our Technology

We are applying our next generation gene editing platform in three settings: gene correction, gene replacement and targeted gene insertion.

•	Gene Correction: Fix an existing gene by directly correcting the specific mutation in a dysfunctional gene.
•	Gene Replacement: Replace dysfunctional genes with a new normal copy of an entire gene at its normal location in the chromosome.
•	Targeted Gene Insertion: Targeted insertion of entire gene cassettes into chosen chromosomal locations initially applied to drive permanent production of therapeutic proteins.

Our Product Candidates

Gene Correction: GPH101 for the Treatment of SCD

Overview of GPH101

Our lead product candidate, GPH101, is a next generation gene-edited autologous HSC product candidate that is designed to directly correct the mutation responsible for SCD. The mortality and morbidity associated with SCD, all caused by a single mutation, has made curing SCD by direct gene correction a dream of many clinicians. Indeed, multiple genetic therapies are in development to address SCD, but due to technical limitations of other approaches, these therapies are primarily focused on expressing alternate hemoglobin genes such as fetal hemoglobin or a transgenic hemoglobin. Our approach is the first in industry to directly correct the SCD-causing mutation to restore normal adult hemoglobin expression. In November 2021, we enrolled the first patient in a Phase 1/2 clinical trial of GPH101. We intend to dose our first patient in the second half of 2022, with initial proof-of-concept data anticipated in 2023.

Overview of Sickle Cell Disease

SCD is caused by a single nucleotide substitution in the gene encoding the beta subunit of hemoglobin (Hb), resulting in the production of sickle hemoglobin (HgbS). SCD is an autosomal recessive disease, meaning individuals with SCD have two copies of the mutated beta-globin gene. HgbS polymerizes in red blood cells to form rigid rod-like structures, damaging cell membranes and causing red blood cells to take on a characteristic sickle shape ultimately resulting in hemolytic anemia (destruction of red blood cells) and vaso-occlusion (blockages in blood vessels), the two major pathophysiologic features of SCD. The anemia and vaso-occlusion cause severe symptoms, serious morbidity including multiple organ damage, and shortened lifespan.

SCD is the most common monogenic blood disorder with an estimated global incidence of over 300,000 births annually. Population estimates suggest that there are approximately 100,000 persons living with SCD in the United States with an additional 67,000 people living with the disease in the European Union. The global prevalence of the disease is estimated to be about 20-25 million. Unaffected biological parents of individuals with SCD have sickle cell trait. Sickle cell trait is the benign carrier status (one copy of normal and one copy of mutated beta-globin) of SCD present in over 100 million people worldwide.

SCD is a serious and life-threatening disease. Quality of life is often poor and life expectancy is reduced by 20-30 years. Patients experience severe, often daily symptoms of pain and fatigue, suffer from acute painful episodes often requiring hospitalization, and are at risk for serious complications and organ damage including stroke, silent cerebral infarction, osteonecrosis, renal failure, pulmonary hypertension and cardiomyopathy.

Sickle Cell Disease—Available Treatments and Unmet Needs

There are four available therapies approved by the FDA for SCD treatment: hydroxyurea, L-glutamine, and Adakveo™ (crizanlizumab) to reduce the frequency of vaso-occlusive crises (VOCs), and Oxbryta™ (voxelotor) to increase hemoglobin levels and reduce hemolysis. These therapies require lifelong usage and may in some cases reduce but do not eliminate SCD’s serious symptoms or complications. None of these therapies have been shown to prevent pain or organ damage, or to increase survival. Chronic blood transfusion therapy is another treatment option for some SCD patients. While transfusion therapy has a role in decreasing risk of stroke, a dreaded SCD complication, it has significant side effects including iron overload. Despite advancements in current care, progressive organ damage continues to cause early mortality and severe morbidity.

Allo-HSCT remains the only curative therapy for SCD and is considered the gold-standard for potentially curative therapies. The HSCT procedure ablates the patient’s endogenous HSCs that produce sickle red blood cells and replaces them with normal HSCs, typically from a matched sibling donor with sickle trait. HSCT is considered curative because donor cells contain at least one corrected copy of the beta-globin gene and produce normal adult HgbA yielding normal red blood cells, thereby preventing disease complications. HSCT with donor sickle trait cells has been shown to be curative because every red blood cell contains approximately 55% HgbA protein and 45% HgbS protein and does not sickle. In patients who have been cured by HSCT, this results in the elimination of VOCs and prevention of the progressive organ damage that leads to shortened lifespan. HSCT is the only therapy for SCD proven to have an impact on VOCs, organ damage and mortality. However, HSCT is rarely used due to the difficulty in finding a matched donor (as low as 16-19%), safety risks, including graft-versus-host-disease, and need for long-term immunosuppression.

Despite HSCT’s limitations (including approximately 90% of African Americans not having an available matched sibling donor, and the need for life-long immunosuppression), more than 150 HSCT procedures are performed in the United States annually. We believe this indicates substantial underlying demand for curative options, which is driven by SCD’s severity and the limitations of other current treatment options.

Sickle Cell Disease—Emerging Curative Treatments and Potential Limitations

Gene therapy and gene editing approaches are attractive alternatives to HSCT because a patient’s own cells (autologous cells) are genetically modified and therefore do not face the high risk of rejection or graft-versus-host disease associated with allo-HSCTs. However, it is unclear whether gene therapy (gene addition) and gene editing (HgbF induction) approaches currently in the clinic can achieve long term benefits similar to allo-HSCT, which directly replaces stem cells with HbSS genotype with normal (HbAA) or sickle trait (HbAS) stem cells from a matched sibling donor.

Gene addition approaches coopt a LVV to semi-randomly integrate a modified gene for non-sickling beta (or gamma) hemoglobin into the genome, leaving the disease-causing sickle globin gene intact. Results from these trials are promising and demonstrate that patients treated using this approach have reduced VOC incidence, significant hemoglobin increases and reduction in hemolysis. However, the random insertion of newly introduced genes raises safety concerns for a potential increased risk of tumorigenesis. Use of viruses such as LVV to insert genes also results in a high variability in the number of gene copies that are inserted into the genome. This leads to variable expression levels of transgenic hemoglobin such that a significant proportion of red blood cells may not be protected. Finally, LVVs have a biologic preference for integrating into the introns of actively expressed genes, which could cause long-term perturbations of HSC function that may take years to manifest themselves.

A different, yet indirect, approach uses CRISPR-Cas9 gene editing to reduce or eliminate the suppression of HgbF expression, thereby increasing HgbF levels. As with LVV gene addition, this approach also leaves the disease-causing sickle mutation intact. The rationale for this approach is that rare patients with naturally occurring elevated HgbF levels may have reduced or minimal SCD symptoms. Data available on three treated patients suggests that this HgbF induction also reduces the rate of VOCs and results in significant hemoglobin increases and reduction in hemolysis. HgbF serves to transfer oxygen from the maternal blood stream to the fetus because it has a higher oxygen affinity compared to adult hemoglobin. HgbF is normally expressed only in the fetus and replaced by HgbA within one year of birth. Due to its abnormally elevated oxygen affinity for adults, prolonged elevated HgbF expression may result in adverse physiological consequences. Additionally, HgbF has not been shown to have an impact on end organ damage, which is the main cause of early mortality in patients with SCD.

Therefore, we believe that current gene editing and gene addition approaches, while promising, stop short of correcting the underlying disease-causing mutation and addressing all of the complications associated with the disease, which remains the ultimate goal of a curative therapy for SCD.

Our Solution: GPH101

GPH101 is the first targeted genetic therapy in clinical development that is designed to efficiently and precisely correct the disease-causing gene, simultaneously eliminating HgbS production and restoring normal HgbA expression. At the DNA level, we believe this is the first approach in the industry that seeks to convert an SCD genotype (two genes with sickle mutations, HbSS) to a normal genotype (at least one normal beta-globin gene). By correcting the SCD-causing mutation, our next-generation gene editing approach has the potential to overcome a major limitation of current gene addition and gene editing approaches that take an indirect approach. Our goal with GPH101 is to replace a sufficient quantity of a patient’s HSCs with gene corrected cells to definitively cure SCD.

Figure: GPH101 removes the mutated region of HbS and replaces it with that of a normal hemoglobin gene.

In order for this approach to be curative in patients, it is not necessary to correct all sickle globin genes nor to correct all HSPCs. Because sickle cell trait individuals have benign SCD carrier status, correcting one out of the two sickle globin genes in a cell is sufficient to correct that cell. Furthermore, to cure the disease, it is not necessary to correct all SCD HSPCs. In patients who received allo-HSCT from a matched sibling donor with sickle trait—long-term, persistent mixed donor chimerism where only 20% of HSCs have normal hemoglobin resulted in cures, and clinical benefits were observed with as low as 5% corrected cells. Per the figure below, we have shown under IND-enabling GMP manufacturing conditions that we can achieve correction (meaning one or more corrected copies of the sickle globin gene) in over 55% of treated HSPCs, which we believe to be well above the predicted curative threshold.

Figure: We have shown that under IND-enabling GMP manufacturing conditions, we can achieve HbS gene correction above the predicted threshold required for cure.

We believe that GPH101 has the potential to be the optimal curative approach, because it is designed to directly correct the mutation responsible for SCD and restore normal biology by eliminating HgbS production and restoring HgbA expression. Based on existing allo-HSCT data, this supports GPH101’s potential to address the complications associated with the disease and provide a definitive cure.

Preclinical Validation

We have used both healthy donor and sickle cell disease patient-derived hematopoietic stem cells in our preclinical studies. Although correction of the sickle mutation requires sickle hematopoietic stem cells, we can also perform the same process on cells from healthy donors because the DNA template introduces additional silent (no change to amino acid coding sequence) nucleotide changes by HDR. Overall, our data highlight that HBB (beta-globin) gene correction is equivalent in healthy donor as well as sickle cell disease patient-derived hematopoietic stem cells.

We have taken three experimental approaches to generate preclinical proof of concept data for GPH101. The first approach evaluates HDR efficiency in HSPCs from healthy donors subsequently measuring both the frequencies of HBB allele editing in the bulk population and edited cell HBB genotypes (e.g., the percentage of cells with at least one corrected allele). The second approach corrects the HbS gene in HSPCs isolated from patients, then measures the function of treated cells both ex vivo and in a humanized mouse model. The third approach corrects the HbS mutation in HSCs from a sickle mouse model and assesses corrected cells’ ability to modify the disease.

In experimental approach 1, illustrated in the left panel of the figure below, HSPCs were isolated from healthy donors. We then used CRISPR to target HBB alleles and then introduced silent mutations by HDR from the AAV6-delivered donor DNA template, a process equivalent to the intended process for clinical samples. In these healthy donor cells, HDR modified HBB alleles are equivalent to corrected alleles, and unchanged alleles are equivalent to sickle alleles. Over 40% of HBB alleles were corrected, approximately 40% had INDELs, and approximately 20% of HBB alleles remained unchanged. We anticipate from this experiment that creating INDELs in the HbS gene may be beneficial to SCD patients because INDELs may prevent sickle hemoglobin expression through knockout of the HbS gene, and stem cells containing biallelic sickle globin INDELs will not be able to produce sickle RBCs. To understand the impact of corrected and INDEL alleles on stem and progenitor cell genotype, and on the probability of achieving the predicted curative threshold of 20% corrected cells, we next genotyped individual stem and progenitor cell colonies. Results are shown in the right panel of the figure below. We observed that 40% of corrected alleles translated into 56% of stem cells being the equivalent of corrected (monoallelic or biallelic HDR), 23% are equivalent of sickle (unchanged), and 21% are knockout (INDEL/INDEL). Because knockout stem cells do not make functional RBCs, the proportion of functional corrected stem cells is approximately 70% (56% corrected colonies divided by 79% colonies that can make normal adult hemoglobin), which is well above the expected curative threshold of 20%. Thus, our approach of both knocking out the disease-causing mutation and applying subsequent gene correction to restore the HbA gene has the potential to lead to higher than anticipated cell correction rates and increases our confidence in the ability to exceed the expected curative threshold.

SCD Patient Derived HSPCs

In experimental approach 2, HSPCs were isolated from SCD patients and edited utilizing a process similar to the intended process for clinical samples, as illustrated below in the left panel of figure below. Due to our optimized process, over 60% of HbS alleles were corrected, approximately 20% had INDELs and only approximately 10% of HbS alleles remained intact. We believe that the INDELs may be beneficial to SCD patients since INDELs prevent expression of sickle hemoglobin from the uncorrected intact HbS genes.

Next, these edited HSPCs were differentiated into red blood cells ex vivo and their hemoglobin expression was measured. As illustrated in the middle panel of the figure below, analysis of HgbA and HgbS expression (subtracting background HgbF levels) showed over 90% normal hemoglobin A and only approximately 10% sickle hemoglobin. We believe this result was better than expected for sickle trait, where red blood cells contain 55% HgbA protein and 45% HgbS protein, because INDEL formation in uncorrected sickle alleles eliminated most HgbS expression. As illustrated in the right panel of the figure below, when transplanted into immunodepleted NSG mice, these cells engrafted in a long-term (16 weeks), stable fashion with approximately 30% of sickle alleles corrected. This translates into approximately 40% of the long-term HSCs being corrected by containing at least one corrected sickle allele, double the expected curative threshold in humans. We can measure corrected alleles more directly than corrected cells; the curative threshold based on corrected alleles is anticipated to be approximately 15% because the percent of cells that have at least one corrected allele is approximately 1.3 times higher than the percent of corrected alleles. Possible reasons for the approximately two-fold difference in gene correction between the infused HSPCs (approximately 70%) and the HSCs engrafted in the mice (approximately 35%) include that long term engrafting HSCs have lower efficiency HDR than progenitor cells that comprise the majority of HSPCs; that this is a feature specific to the mouse model; or that the gene correction process impairs functionality of some of the HSCs. Regardless of the explanation, the 30% gene correction seen in vivo in engrafting HSCs is predicted to be curative in humans.

Figure: GPH101 created from SCD patients predominantly expressed normal hemoglobin and led to stable engraftment in immunodeficient mice

Mouse SCD Model (Townes Model)

The Townes model of SCD is a transgenic mouse model in which the mouse hemoglobin locus is replaced with human HbA and HbS genes. These mice express sickle cell hemoglobin and exhibit many of the symptoms of human SCD including red blood cell sickling and short red blood cell half-life. In this experimental approach HSCs were isolated from sickle mice and edited utilizing the same process as the process for human HSPCs. As illustrated in the left panel of the figure below, we observed that approximately 20% of sickle alleles were corrected in the mouse HSCs, likely because of processes that were optimized for human and not mouse HSCs. Given the estimated curative threshold in humans of 20% HSCs, we predicted that mice achieving 20% or greater correction of engrafted cells (15% of alleles) would show substantial benefit of disease features. As illustrated in the center panel of the figure below, all mice with greater than 15% allele correction showed a profile of hemoglobin expression consistent with a potential cure with over 55% HgbA protein (same HgbA level as sickle trait). Furthermore, red blood cells from gene-corrected mice had a half-life that was approximately ten-fold longer than SCD mice. As illustrated in the right panel of the figure below, we observed that these gene-corrected red blood cells were resistant to sickling.

Figure: Gene correction in a humanized SCD mouse model resulted in over 70% normal hemoglobin expression leading to reduced red blood cell sickling.

GPH101 Phase 1/2 Clinical Trial Design

In November 2021, we initiated a Phase 1/2 open label clinical trial of GPH101 in approximately 15 patients with severe SCD. The primary objective of this trial is to assess safety. Secondary objectives of the trial are to evaluate engraftment success, gene correction rates, total hemoglobin, hemoglobin A and S, effect on clinical events such as VOCs and exploratory endpoints that could generate initial evidence of GPH101’s ability to restore red blood cell health and have an impact on end organ damage.

Gene Replacement: GPH102 for the Treatment of Beta-Thalassemia and GPH201 for the Treatment of XSCID

GPH102 for the Treatment of Beta-Thalassemia

Beta-thalassemia is a genetic disorder characterized by reduced production of beta-globin, a protein that forms functional, oxygen-carrying hemoglobin with alpha-globin (HbA, a2b2). In its most severe form, beta-thalassemia is caused by mutations in both alleles of the HBB gene. These patients fail to produce functional beta-globin, resulting in severe anemia. More than 300 beta-thalassemia mutations are known; most are small nucleotide insertions, substitutions, or deletions within or directly adjacent to the HBB gene.

The most common treatment for beta-thalassemia is chronic blood transfusions. Transfusion-dependent patients typically receive transfusions every two to four weeks. Chronic administration of blood often leads to elevated levels of iron in the body, which can cause organ damage over a relatively short period of time. Patients are often given iron chelators, or medicines to reduce iron levels in the blood, which are associated with their own significant toxicities. In developing countries, where chronic transfusions are not available, most patients die in early childhood. A treatment for anemia in adult patients with transfusion-dependent beta-thalassemia, Reblozyl (luspatercept-aamt), received FDA approval in 2019. While Reblozyl significantly reduced transfusion burden, it did not eliminate the need for transfusions. The only known curative therapy for beta-thalassemia is allo-HSCT, but utilization is limited by lack of matched and willing donors and need for lifelong immunosuppression. As with SCD, evidence suggests that allo-HSCT can be curative if 20% or more normal donor cells engraft.

GPH102 leverages our platform, replacing the HBB gene via HDR to achieve a normal or beta-thalassemia trait genotype with the goal of restoring HgbA expression to levels similar to healthy individuals. Alternative genetic therapies are in clinical development to address beta-thalassemia, but in general due to technical limitations, these potential therapies are indirect and are focused on expressing alternate hemoglobin genes such as fetal hemoglobin (HgbF) or a transgenic hemoglobin without correcting the underlying genetic lesions. The principal limitations of HgbF upregulation are currently understood to be that (1) its abnormally elevated oxygen affinity may result in adverse physiological consequences in adults and (2) individual RBCs require sufficient levels of beta or beta-like globin to prevent hemolysis. It is currently unclear whether indirect approaches such as HgbF upregulation can achieve this, especially in the most severe b0/b0 genotype. The principal limitations of transgenic hemoglobin addition approaches are currently understood to be that: (1) the LVV that delivers the transgenic gene may have a biologic preference for integrating into the introns of actively expressed genes, which could cause long-term perturbations of HSC function that may take years to manifest themselves and (2) transgenic beta-globin levels are variable between RBCs (due to variable vector copy number and integration site). Additionally, some RBCs may express insufficient transgenic beta-globin to be protective, especially in the most severe b0/b0 genotype.

Our GPH102 program synergizes with our GPH101 program in SCD because they utilize a similar approach aimed at uniquely restoring normal genotypes in a complementary benign hematology patient population. Additionally, they use identical gRNA and HiFi Cas9 gene editing components, with only the donor DNA template differing to achieve the desired outcome. We believe that these factors could speed the development of GPH102. We intend to file an IND for GPH102 by mid-2024, pending feedback from health authorities.

GPH201 for the Treatment of XSCID

GPH201 is an investigational next generation gene-edited autologous HSC product candidate for the treatment of XSCID. XSCID is a rare, life-threatening disease where multiple mutations in a single gene prevent the formation of multiple interleukin receptors resulting in defects in immune cell formation. As a consequence, severe, persistent, or recurrent early-onset infections are the hallmark of XSCID. Without treatment, infants with XSCID usually do not live beyond one year of age. Allogeneic HSCT that results in functional reconstitution of the immune system is the only curative treatment for XSCID, but the procedure has limitations including identification of an HLA matched sibling donor as well as potential complications of GvHD and subsequent poor immune reconstitution. An effective targeted genetic therapy would need to replace a large portion of the IL2RG gene in order to be effective across XSCID patients with different IL2RG mutations. The goal of GPH201 is to replace a sufficient quantity of a patient’s HSCs with gene edited cells to eliminate the symptoms of, and potentially cure, XSCID. We intend to work with an academic partner to develop GPH201.

In preclinical studies assessing GPH201’s gene replacement efficiency, we modified HSCs from healthy males using our GPH201 process. As illustrated in the figures below, we observed an overall mean IL2RG gene replacement efficiency of approximately 45% in healthy donor-derived HSPCs. These HSCs were then engrafted in bone marrow of immunodeficient mice, where approximately 30% gene replacement was observed, indicative of long-term curative potential. We believe this level of gene replacement is well in excess of the estimated 1-5% curative threshold.

Figure: The IL2RG gene was replaced in approximately 45% of treated HSPCs from healthy donors

To assess the potential of GPH201 to restore the ability of progenitor cells to differentiate into T cells and NK cells, we isolated HSPCs from an XSCID patient with subsequent replacement of the IL2RG gene, achieving approximately 40% gene replacement efficiency, as illustrated in the figure at left below. Upon differentiating these cells in vitro, as illustrated in the figure at right below, treated HSPCs from the XSCID patient had an approximately nine-fold increase in cells that formed T cells, B cells, and NK cells than untreated control cells.

Figure: IL2RG gene replacement in XSCID patient HSPCs led to significant increase in T cell and NK cell formation

As a result of the selective advantage of progenitor and effector cells that express normal IL2RG, it is estimated that only 1-5% of genetically corrected HSCs would be needed to reconstitute immunity in XSCID patients. This selective advantage is highlighted by reports that rare XSCID patients have had a somatic reversion in a single precursor cell that led to reconstitution of their immune system for years. Based on the editing efficiency we have demonstrated and the low number of genetically corrected HSCs needed to potentially cure the disease, we believe that GPH201 can be curative and could be combined with a novel, safer and targeted bone marrow conditioning approach.

We have partnered with Jasper Therapeutics to assess GPH201 combined with targeted conditioning using JSP191, an anti-CD117 monoclonal antibody and without the use of chemotherapeutic myeloablation. Clinical data has shown that JSP191 has the potential to lead to successful engraftment in allo-HSCT for XSCID. Although XSCID is an ultra-orphan indication with a small number of severely affected patients, we believe GPH201 could address an important unmet need, and data from this program (potentially in combination with JSP191) could be informative to our platform and pipeline.

Targeted Gene Insertion with Therapeutic Protein Production (CCR5 Safe Harbor Locus): GPH301 for the Treatment of Gaucher Disease

Our GPH301 product candidate is a next generation gene-edited autologous HSC product candidate from our CCR5 locus technology for the treatment of Gaucher disease, an autosomal recessive genetic disorder caused by mutations in the GBA gene which encodes GCase. GCase is an enzyme responsible for degrading glucocerebroside, a cell membrane building block, into glucose and lipids within lysosomes of cells. In patients with Gaucher disease, lack of GCase leads to accumulation of glucocerebroside in macrophages resulting in inflammation that impacts the liver, spleen and bone marrow.

Gaucher disease is the most common inherited lysosomal storage disease and is classified into three types: Type 1 disease is associated with hematologic abnormalities, enlargement of the liver and spleen and skeletal defects, which severely impact quality of life; Type 2 disease causes life-threatening neurological dysfunction in infants, who often die within the first few weeks of life; and Type 3 disease causes severe neurological complications in addition to all the symptoms associated with Type 1 disease, resulting in reduced lifespan. There are approximately 6,000 patients with Gaucher disease in the United States. 90% of Gaucher patients in the United States and Europe are classified as Type 1.

Gaucher disease is currently treated by enzyme replacement therapy (ERT), which is recombinant GCase. All of the approved ERTs are administered as biweekly infusions. Long term ERT for Gaucher disease results in lower levels of anemia, reduced bone pain, and reductions in spleen and liver enlargement, but is not curative. An alternate method of treating Gaucher disease is to block the synthesis of glucocerebroside with inhibitors rather than to accelerate its breakdown with ERT. Approved products in this category include miglustat and eliglustat. These products are not generally as effective as ERT and have significant safety risks. HSCT is the only treatment that can provide a definitive cure for Gaucher disease and is considered prior to the onset of neurologic symptoms.

With GPH301, we are inserting a functional copy of the gene for glucocerebrosidase (GCase) into the chromosomal location of the CCR5 gene. This locus is known as a safe harbor both because of the lack of serious deleterious effects in humans with CCR5 mutations and because the expression of genes inserted there can be precisely controlled by regulatory elements inserted together with the gene of interest. We include the CD68S promoter in the inserted gene cassette which we believe provides two advantages: 1) targeting GCase expression specifically to the disease-causing cell in Gaucher (and avoiding expression in HSCs which could affect stem cell function) and 2) macrophage expression takes advantage of the ability of gene corrected macrophages to cross the blood brain barrier and address the neuropathic manifestation of Type 3 Gaucher Disease. The goal of GPH301 is to replace a sufficient quantity of a patient’s HSCs with gene edited cells to drive GCase expression in a patient’s macrophages and reverse the accumulation of unprocessed glucocerebroside. Data from Gaucher patients with mixed donor chimerism and from mouse models support that less than 10% corrected HSCs could be curative.

In preclinical studies assessing the efficiency of our targeted gene insertion process, we isolated HSCs from healthy donors using our GPH301 process. As illustrated in the left panel of the figure below, we were able to achieve efficient gene insertion as demonstrated by approximately 35% of the targeted CCR5 alleles containing a GCase insertion. As illustrated in the center panel of the figure below, the edited, engrafted cells contain more than 10% alleles with the insertion, which corresponds to more than 15% of the cells, which is above the predicted threshold (5%-10%) for patients to achieve a cure. As predicted, because of our use of the CD68S promoter, GCase expression was restricted to monocytes and macrophages. As illustrated in the right panel of the figure below, GCase expression was two-fold higher in edited versus unedited healthy donor cells in both in vitro cultures and in cells isolated from a humanized mouse model after engraftment. We believe that this preclinical data strongly supports the curative potential of GPH301.

Figure: Insertion of the GBA gene in the CCR5 safe harbor led to the expression of GCase in monocytes.

We believe proof of concept in Gaucher disease could accelerate development of a CCR5 safe harbor protein production pipeline given there are significant synergies and regulatory efficiencies because these programs would use the same RNA guide and preclinical safety assessment. However, we believe that advancing GPH301 for Gaucher disease is best maximized by developing non-genotoxic conditioning (NGTC) regimens alongside this program, and we are assessing a strategy and timeline for GPH301 to enter the clinic with NGTC.

Future Targeted Gene Insertion with Therapeutic Protein Production (CCR5 Safe Harbor) Opportunities

We plan to pursue indications beyond Gaucher disease using our CCR5 locus technology for tissue-based protein expression, including for CNS protein delivery. Inserting different genes into this locus using the same sgRNA, integration site and homology arms enables us to rapidly expand into other diseases.

Our founders have published animal or in vitro data using the CCR5 safe harbor approach in several indications, including mucopolysaccharidosis type I (MPS I), a severe metabolic disease characterized by buildup of glycosaminoglycans (GAGs) due to a deficiency of alpha-L iduraonidase (IDUA), an enzyme responsible for degradation of GAGs in lysosomes. Without IDUA, GAGs accumulate in the body leading to developmental delays, enlarged organs, neurologic damage which may lead to cognitive decline, and early death. MPS I is treated primarily by chronically administered ERT, for which CNS efficacy is limited because ERT does not cross the blood-brain barrier. The only curative treatment for MPS I is allo-HSCT which is rarely used because of the lack of matched donors and immune complications.

To assess the efficiency of our targeted gene insertion process, we isolated HSPCs from healthy donors using a process similar to that of GPH301. As illustrated in the left panel of the figure below, we were able to achieve efficient gene insertion as demonstrated by approximately 45% of the targeted CCR5 alleles containing a phosphoglycerate kinase promoter (PGK)-IDUA insertion. While we have not optimized gene insertion for IDUA in engrafted cells, targeted cells successfully engraft in immunodepleted mice, and as illustrated in the center panel of the figure below, the edited, engrafted cells contain more than 5% alleles with the insertion, which corresponds to approximately 7% of cells. To study the IDUA enzyme activity contribution in cells containing the PGK-IDUA gene insertion, a pure population of targeted cells was measured in vitro in macrophages. Approximately 30-fold higher IDUA activity was observed versus healthy donors, as illustrated in the right panel of the figure below. We then transplanted the PGK-IDUA human HSPCs into IDUA knockout mice (an MPS I animal model) to assess in vivo IDUA activity. The serum IDUA activity in the transplanted mice was an average of approximately 3% of normal activity versus 0.05% activity in IDUA knockout mice (0.8% activity or higher is expected for clinical benefit based on patients with mild disease). Overall, these data highlight that the CCR5 safe harbor locus is a modular therapeutic protein production platform that has broad applicability for treating genetic diseases, including other lysosomal storage disorders.

Future Opportunities in Targeted Gene Insertion with Therapeutic Protein Production: Alpha Globin Locus

For certain therapeutic applications, we believe there is an advantage to precisely inserting a gene into a location in the chromosome where we can utilize a native cell promoter that can lead to high level and lineage specific expression. One such locus is the alpha globin (HBA1) locus, in which the endogenous alpha-globin promoter can be used to express inserted genes in red blood cells or red blood cell precursors to drive therapeutic protein production. This is an attractive approach because the very high rate of red blood cell formation (200 billion produced each day), coupled with the strength of the alpha globin promoter (280 million hemoglobin molecules per red blood cell) could allow for production of normal levels of therapeutic protein with modest HSC engraftment targets (<10%) which may be achievable with non-genotoxic HSC targeted bone marrow conditioning regimens. We believe this could dramatically improve the benefit risk of product candidates as potential one-time HSC cures.

A number of blood diseases could potentially be cured or treated by one-time infusion of HSPCs with targeted gene insertion into the alpha globin locus. In preclinical studies, we observed a targeted insertion of a full HBB gene (which encodes the beta-globin protein) into the HBA1 locus at an approximately 40% rate in human beta-thalassemia patient-derived HSPCs, as shown in the figure at left below. Following the insertion of the HBB gene into the HBA1 locus, transplantation of these patient-derived cells into an immunodeficient mouse model resulted in long-term engraftment, as shown in the center figure below. Following differentiation of HSPCs into red blood cells, the beta globin-to-alpha globin expression ratio was approximately equivalent to the levels observed in patients with beta-thalassemia trait, as shown in the figure at right below. This targeted gene insertion approach, which explores inserting the HBB gene into the HBA1 locus as a method to potentially treat beta-thalassemia, is different from the gene replacement approach used for our GPH102 program, which replaces the HBB gene via HDR to achieve a normal or beta-thalassemia trait genotype.

Figure: Targeted gene insertion of the HBA1 gene led to efficient gene insertion and expression in a mouse model

Given high rates of protein production from our gene-targeted cells, we believe that clinically relevant therapeutics can be developed with this approach that require only modest rates of engraftment and would not require standard myeloablative conditioning. We believe that this has the potential to expand the applicability of our targeted gene insertion technology to indications for which risks of random gene integration and chemotherapeutic myeloablative conditioning would be unacceptable.

We are currently advancing an early-stage research program leveraging this approach for the treatment of alpha-1 antitrypsin (AAT) deficiency, a severe inherited genetic disorder that affects approximately 60,000 people in the United States and can cause progressive lung and liver disease. AAT is caused by a genetic mutation in the SERAPINA1 gene, which causes the liver to produce insufficient amounts of AAT protein needed to protect the lungs so they can work normally. We believe we can offer a differentiated approach to treat AAT deficiency by using targeted gene insertion to permanently increase AAT protein production. This approach has the potential to permanently normalize circulating plasma levels of AAT with a one-time treatment, in combination with mild conditioning, and avoid potential issues of durability, immunogenicity or liver toxicity with liver-targeted approaches. We expect to provide updates about this program as it progresses through discovery research efforts.

Other Future Opportunities for Targeted Gene Integration in Other Cell Types and Indications

We intend to pursue applications of our technology platform to develop potential therapies for a number of other genetic diseases including diseases involving the hematopoietic system and other lysosomal storage diseases. We believe that our targeted gene insertion technology, through its ability to lead to the controlled expression of any gene, also has potential to treat diseases outside of monogenic diseases such as the ability to integrate genes to produce next generation CAR effector therapies or myeloid cell therapies for autoimmune disease or oncology. Our high-efficiency gene editing technology has been shown using human cells and/or animal models to be applicable to a broad range of HSC-based indications (e.g., MPS I and Krabbe) as well as other tissues, such as airway stem cells (cystic fibrosis), neural stem cells, pluripotent stem cells and keratinocytes (wound healing). We intend to investigate the potential of developing therapies for other diseases based on these findings.

Manufacturing

We currently have no commercial manufacturing capabilities. For our initial clinical programs, we intend to use qualified third-party contract manufacturing organizations with relevant manufacturing experience in genetic medicines. We have established manufacturing processes for GPH101 and have established relationships with third-party manufacturers with capabilities to manufacture the necessary Drug Substance and Drug Product in accordance with current Good Manufacturing Practices (cGMP). We plan to continue to rely on qualified third-party organizations to produce or process bulk compounds, formulated compounds, viral vectors or engineered cells for IND-supporting activities and early-stage clinical trials. We expect that commercial quantities of any compound, vector, or engineered cells that we may seek to develop will be manufactured in facilities and by processes that comply with cGMP and relevant health authority regulations. At the appropriate time in the product development process, we will determine whether to establish our own manufacturing facilities or continue to rely on third parties to manufacture commercial quantities of any products that we may successfully develop. Outside of the United States and Europe, where appropriate, we may elect in the future to utilize strategic partners, distributors or contract sales forces to assist in the commercialization of our products. In certain instances, we may consider building our own commercial infrastructure.

As product candidates advance through our pipeline, our commercial plans may change. In particular, some of our research programs target potentially larger indications. Clinical outcomes, the size of the development programs, the size of the target market, and the availability of commercial manufacturing infrastructure will influence our manufacturing strategies in the United States, Europe and the rest of the world.

Competition

The gene therapy and gene editing fields are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on intellectual property and proprietary products. While we believe that our technology, development experience, and scientific knowledge provide us with competitive advantages, we currently face, and will continue to face, competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as academic institutions, government agencies and private and public research institutions. For any products that we may ultimately commercialize, not only will we compete with any existing therapies and those therapies currently in development, but we will also have to compete with new therapies that may become available in the future. Key competitive factors affecting the commercial success of our gene therapies are likely to be efficacy, safety and tolerability profile, reliability, convenience, price and reimbursement.

We compete in the segments of the pharmaceutical, biotechnology, and other related markets that utilize technologies encompassing genomic medicines to create therapies, including gene editing and gene therapy. There are several other companies advancing gene editing and gene therapy product candidates in preclinical or clinical development in sickle cell disease, including Beam Therapeutics Inc., bluebird bio, Inc., Cellectis SA, CRISPR Therapeutics AG, Editas Medicine, Inc., Intellia Therapeutics, Inc., and Sangamo Therapeutics, Inc. Companies advancing gene editing and gene therapy programs in beta-thalassemia include bluebird bio, Inc., CRISPR Therapeutics AG, Sangamo Therapeutics, Inc. and Edigene Inc. Companies advancing gene therapy programs in XSCID include Mustang Bio, Inc. Companies advancing gene therapy programs in Gaucher disease include AVROBio, Inc. and Freeline Therapeutics Holdings plc. Companies advancing gene editing and gene therapy programs in preclinical development for AAT deficiency include Beam Therapeutics Inc., Editas Medicine, Inc., Intellia Therapeutics, Inc., Krystal Biotech Inc., Apic Bio Inc., and LogicBio Therapeutics Inc. Companies combining CRISPR with HDR (homology directed repair) include CRISPR Therapeutics AG, which, for oncology applications, inserts a chimeric antigen receptor (CAR) construct into the TCR alpha constant (TRAC) locus in T-cells using HDR. Additionally, an academic collaboration between the University of California, San Francisco and the University of California, Los Angeles is seeking to correct the sickle cell mutation using CRISPR followed by delivery of a single-stranded oligonucleotide DNA donor to potentially harness HDR. Because these competitors, as well as other companies and research institutions, hold numerous patents in this field, it is possible that these or other third parties could allege they have patent rights encompassing our product candidates, technologies or methods. For more information regarding competition and intellectual property, please see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product we may commercialize and may render our gene therapies obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our gene therapies. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our gene therapies non-competitive or obsolete.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our platform technology, our programs, and know-how related to our business, defend and enforce our intellectual property rights, in particular, our patent rights, preserve the confidentiality of our trade secrets, and operate without infringing, misappropriating or otherwise violating any valid and enforceable intellectual property rights of others. We seek to protect our proprietary position by, among other things, exclusively licensing and filing patent applications related to our platform technology, existing and planned programs, and improvements that are important to the development of our business, where patent protection is available. Notwithstanding these efforts, we cannot be sure that patents will be granted with respect to any patent applications we have licensed or filed or may license or file in the future, and we cannot be sure that any patents we have licensed or patents that may be licensed or granted to us in the future will not be challenged, invalidated, or circumvented or that such patents will be commercially useful in protecting our technology. For more information regarding the risks related to our intellectual property, please see section titled “Risk Factors—Risks Related to Our Intellectual Property.”

Our wholly owned and our in-licensed patent applications cover various aspects of our genome editing platform and proprietary components, as well as our programs directed to genome modification using chemically modified guide RNAs. We intend to continue to pursue, when possible, additional patent protection, including composition of matter, method of use, and process claims, directed to each component of our platform technology and the programs in our portfolio. We also have one option to license patent applications relating to stable genomic integration in primary cells with CRISPR-Cas and AAV, HSC insertion in alpha globin loci, and HDR correction of IL2RG for treatment of XSCID as well as a second option to license patent applications relating to gene integration in a safe harbor locus CCR5 to correct metabolic diseases, treatment and correction of immunodeficiency conditions, treatment of cystic fibrosis, and treatment of diseases relating via targeting and correcting the alpha globin locus. We also intend to expand and extend our genome editing platform by obtaining rights to additional components and technologies through one or more licenses from third parties.

As of March 7, 2022, we owned two provisional patent applications. One provisional patent application relates to various aspects of treating beta-thalassemia, including specific gene cassettes and sequences for targeted insertion into particular locations in the HBB gene, gene editing components and compositions thereof for editing the HBB gene, and methods of using such compositions for modifying a patient’s cells and other gene therapies. If issued as a U.S. patent, and if the appropriate maintenance fees are paid, the U.S. patent would be expected to expire in 2042, excluding any additional term for patent term adjustments or patent term extensions. A second provisional patent application relates to methods to genetically engineer hematopoietic stem and progenitor cells for the expression of therapeutic proteins, including related gene editing components and therapeutic compositions and methods. If issued as a U.S. patent, and if the appropriate maintenance fees are paid, the U.S. patent would be expected to expire in 2042, excluding any additional term for patent term adjustments or patent term extensions.

As of March 7, 2022, we in-licensed one allowed U.S. patent application, issued patents in Europe and China, and pending patent applications in Australia, Canada, China, Japan and South Korea directed to methods of genome modification using chemically modified guide RNA in primary cells from Stanford. The in-licensed patent applications, which are jointly owned by Stanford and Agilent, also relate to methods of using such genome modifications for therapeutic indications such as SCD and thalassemia. Our current in-licensed patents and patent applications from Stanford, if the appropriate maintenance fees are paid, are expected to expire 2036, excluding any additional term for patent term adjustments or patent term extensions. The in-licensed European patent is currently subject to an opposition proceeding at the European Patent Office (EPO) Opposition Division, initiated by multiple opponents.

As of March 7, 2022, we in-licensed two U.S. patents, two U.S. patent applications, and patent applications in Australia, Canada, China, Europe, Japan and South Korea directed to compositions involving high-fidelity nucleases, gene editing systems using mutant Cas9 nucleases, and improved methods of gene editing thereof from IDT. Our current in-licensed patent and patent applications from IDT, if the appropriate maintenance fees are paid, are expected to expire in 2037, excluding any additional term for patent term adjustments or patent term extensions.

For more information regarding our licensed patent applications, please see the sections titled “Our Material Agreements” and “Risk Factors—Risks Related to Our Intellectual Property.”

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. However, the actual protection afforded by a patent varies from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment (PTA) which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened (e.g., if a patent is terminally disclaimed over a commonly owned patent having an earlier expiration date). In some instances, such a PTA may result in a U.S. patent term extending beyond 20 years from the earliest date of filing a non-provisional patent application related to the U.S. patent. Patent term extensions (PTE) under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, are also possible for patents that cover an FDA-approved drug as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a PTE of up to five years beyond the expiration of the patent. The length of the PTE is related to the length of time the drug is under regulatory review. PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug, a method for using it, or a method of manufacturing it, may be extended. Similar provisions are available in Europe and certain other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if our products receive regulatory approval, we may be eligible to apply for PTEs on patents covering such products, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such PTE should be granted, and if granted, the length of such PTE. For more information regarding the risks related to our intellectual property, please see section titled “Risk Factors—Risks Related to Our Intellectual Property.”

We also rely on trade secrets, know-how, continuing technological innovation, and confidential information to develop and maintain our proprietary position and protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have implemented measures to protect and preserve our trade secrets, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. For more information regarding the risks related to our intellectual property, please see section titled “Risk Factors—Risks Related to Our Intellectual Property.”

Our Material Agreements

Exclusive License Agreement with the Board of Trustees of the Leland Stanford Junior University

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

To date, pursuant to the License Agreement, we have paid an upfront license fee to Stanford of $50.0 thousand and issued to Stanford and its designees an aggregate of approximately 0.6 million shares of our common stock. We are obligated to pay Stanford an annual license maintenance fee on each anniversary of the effective date of the License Agreement. The annual license maintenance fee initially is $5.0 thousand and will increase to $50.0 thousand in three increments over the first seven anniversaries of the effective date of the License Agreement. After the first commercial sale of a product falling within the scope of the license (Licensed Product), the annual license maintenance fee is $200.0 thousand.

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

We are required to use diligent efforts to manufacture, market and sell Licensed Products for the treatment of each of SCD, XSCID and beta thalassemia. In addition, we are required to achieve specified milestones by specified dates with respect to Licensed Products for the treatment of each of SCD, XSCID and beta thalassemia. If we fail to satisfy our diligence obligations, Stanford may terminate the License Agreement for our breach. For more details on the License Agreement, please see Note 5 of the Notes to Financial Statements.

Option Agreements with Stanford

First Option Agreement

In January 2021, we entered into an option agreement (the “First Option Agreement”) with Stanford, pursuant to which Stanford granted us the right to obtain a license to specified patent rights relating to human prophylactic and therapeutic products. The option may be extended to specified technology at a later date and upon our agreement with Stanford. We may exercise the option in whole or in part to obtain a license under one or more of the optioned patent rights. Subject to retained rights by Stanford, the license is exclusive with respect to human prophylactic and therapeutic products for the treatment of SCD, XSCID and beta thalassemia and non-exclusive with respect to all other human prophylactic and therapeutic products.

Pursuant to the First Option Agreement, we agreed to grant Stanford 132,137 shares of our common stock if we exercise the option and execute and deliver an amendment to the License Agreement that incorporates the optioned patent rights and any optioned technology. Other than such shares of our common stock and a license execution fee of $10.0 thousand if we exercise the option with respect to a particular optioned patent right, no additional payments have been or will be made by us to Stanford under the First Option Agreement or upon the execution of an amendment to the License Agreement that incorporates the optioned patent rights and any optioned technology. The terms of the License Agreement will apply to any Licensed Products falling within the patent rights and technology licensed by us upon exercise of the option.

The term of the First Option Agreement expires 18 months after its effective date, subject to our right to extend such expiration date by up to an additional one-year periods upon notice to Stanford and by another additional one year upon the reasonable agreement of Stanford. The First Option Agreement will terminate if the License Agreement terminates. The First Option Agreement also may be terminated by us at will.

Second Option Agreement

In April 2021, we entered into another option agreement (the “Second Option Agreement”) with Stanford, pursuant to which Stanford granted us the exclusive right to obtain a license to specified patent rights relating to human prophylactic and therapeutic products. The option may be extended to specified technology at a later date and upon our agreement with Stanford. We may exercise the option in whole or in part to obtain a license under one or more of the optioned patent rights, subject to a specified waiting period with respect to certain specified patent rights. Subject to retained rights by Stanford and in the case of specified patent rights, the Department of Veterans Affairs, the license will be exclusive with respect to human prophylactic and therapeutic products for the treatment of Gaucher Disease, other diseases treated through insertion of a construct into the CCR5 locus, and diseases treated through insertion of a construct into the alpha globin locus. The license is non-exclusive with respect to all other human prophylactic and therapeutic products.

Pursuant to the Second Option Agreement, we agreed to pay Stanford option fees in an aggregate amount of $30.0 thousand over the term of the option. If we exercise the option with respect to a particular optioned patent right, Stanford and we would negotiate in good faith the terms of a license agreement or an amendment to the License Agreement that incorporates the optioned patent rights and any optioned technology. The terms of the license agreement or amendment could include additional payments to Stanford in excess of those set forth in the License Agreement.

The term of the Second Option Agreement expires 12 months after its effective date, subject to our right to extend such expiration date by two additional one-year periods upon notice to and the reasonable agreement of Stanford. The Second Option Agreement may be terminated by us at will or by Stanford if we remain in breach of the Second Option Agreement following a cure period to remedy the breach. The Second Option Agreement also will terminate automatically in the event of a filing of a bankruptcy petition by or against us.

We are required to use diligent efforts to conduct research on potential commercial applications of the optioned patents and any optioned technology. In addition, we are required to use reasonable efforts to achieve specified milestones during the term of the Second Option Agreement with respect to products incorporating two of therapeutic approaches covered by the optioned patent rights. Our diligence obligations are subject to good faith discussions regarding their modification upon any extension of the term of the Second Option Agreement by us. If we fail to satisfy our diligence obligations Stanford may terminate the Second Option Agreement for our breach.

License Agreement with Integrated DNA Technologies, Inc.

In June 2021, we entered into a License Agreement (IDT License Agreement) with Integrated DNA Technologies, Inc. (IDT). Pursuant to the IDT License Agreement, IDT granted to us and our affiliates a worldwide, non-exclusive, sublicensable license to research and develop products incorporating HiFi Cas9 protein variants for use in human therapeutic applications for SCD, XSCID and Gaucher disease (the Field) and a worldwide, exclusive, sublicensable license to commercialize such products in the Field. We were also granted the right to expand the licensed Field to include human therapeutic applications in the additional fields of beta thalassemia disorder and lysosomal storage disorders upon the payment of an exercise fee in the amount of $0.5 million per additional field or $1.0 million for both additional fields.

We are solely responsible for the development, manufacture, regulatory approval and commercialization of the products in the Field and are required to use commercially reasonable efforts to achieve certain regulatory and commercial milestones with respect to licensed products.

In the event we do not achieve the applicable milestones within a specified time period, then, except with respect to the field of human therapeutic applications for SCD for which we had previously filed an IND, the exclusive license granted to us described above will immediately convert to a non-exclusive, non-sublicensable license, and all sublicenses granted by us to any sublicensees will immediately terminate.

In consideration of the licenses and rights granted to us under the IDT License Agreement, we agreed to pay to IDT an upfront payment in the amount of $3.0 million and up to $5.3 million (or $8.8 million if we expand the Field as described above to include both the beta thalassemia and lysosomal storage disorders fields) in total regulatory milestone payments. Each regulatory milestone payment is payable once on an indication-by-indication basis. In addition, we have agreed to pay IDT a low single-digit royalty on the net sales of products, subject to reductions in specified circumstances, and a low double digit percentage payment for certain sublicense revenue, which is also subject to reduction in the event a sublicense includes other patent rights that are not patents licensed from IDT. As of December 31, 2021, we have not achieved any of the regulatory milestones and have only paid the upfront license payment of $3.0 million.

The IDT License Agreement remains in effect on a country-by-country and product-by-product basis until the expiration of the royalty term for such product in such jurisdiction. We and IDT each have the right to terminate the IDT License Agreement for the other party’s material breach of its obligations under the IDT License Agreement, subject to specified rights to cure. Additionally, we may terminate the IDT License Agreement for any reason.

Our current in-licensed patent and patent applications from IDT, if the appropriate maintenance fees are paid, are expected to expire in 2037, excluding any additional term for patent term adjustments or patent term extensions.

The IDT License Agreement includes customary representations and warranties by each party as are customarily found in transactions of this nature, including as to the licensed intellectual property. The IDT License Agreement also provides for certain mutual indemnities for breaches of representations, warranties and covenants.

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics such as those we are developing.

U.S. Biologics Regulation

In the United States, the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act (FDCA), and the Public Health Service Act (PHSA), and their implementing regulations. Biological products are also subject to other federal, state, local and foreign statutes and regulations. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may result in delays to the conduct of a study, regulatory review and approval or subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, license suspension or revocation, refusal to allow an applicant to proceed with clinical trials, imposition of a clinical hold, issuance of untitled or warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations or penalties.

Our product candidates must be approved by the FDA through the Biologics License Application (BLA), process before they may be legally marketed in the United States. The process required by the FDA before biological product candidates may be marketed in the United States generally involves the following:

•

completion of extensive preclinical laboratory tests and animal studies performed in accordance with applicable regulations, including the FDA’s Good Laboratory Practices (GLPs), regulations and standards;

•	submission to the FDA of an IND application, which must become effective before clinical trials may begin;
•	approval by an independent institutional review board (IRB) or ethics committee representing each clinical site before the trial is commenced;
•

performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, Good Clinical Practices (GCPs), and other clinical trial-related regulations to establish the safety, purity and potency of the proposed biological product candidate for its intended purpose;

•

preparation of and submission to the FDA of a BLA, which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labeling;

•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current Good Manufacturing Practice requirements (cGMPs) and to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity, and of selected clinical trial sites that generated the data in support of the BLA to assess compliance with the FDA’s GCPs;

•	satisfactory completion of an FDA Advisory Committee review, if applicable; and
•	FDA review and approval, or licensure, of a BLA to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical and Clinical Development

Prior to beginning the first clinical trial with a product candidate, a sponsor must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns, non-compliance, or other issues affecting the integrity of the trial. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial and, once begun, issues may arise that could cause the trial to be suspended or terminated.

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight at the local level as set forth in the National Institutes of Health (NIH), Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules (NIH Guidelines). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an Institutional Biosafety Committee (IBC), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding for recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB or ethics committing at or servicing each site at which the clinical trial will be conducted must review and approve the plan for any clinical trial before the clinical trial begins at that site, and must monitor the study until completed. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

There are also requirements governing the reporting of ongoing preclinical studies and clinical trials and clinical study results to public registries. Sponsors of certain clinical trials of FDA-regulated products, including biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov.

Clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1. The investigational product is typically administered to a small number of healthy volunteers. For gene therapies, the investigational product is typically initially introduced into patients with the target disease or condition. These trials are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with the investigational product, and, if possible, to gain early evidence on effectiveness.

•

Phase 2. The investigational product is typically administered to a limited patient population to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.

•

Phase 3. The investigational product is typically administered to an expanded patient population to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for physician labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a BLA.

When these phases overlap or are combined, the trials may be referred to as Phase 1/2 or Phase 2/3.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and further document clinical benefit in the case of drugs approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the biologic, findings from animal or in vitro testing that suggest a significant risk for human subjects, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

The FDA, the sponsor or the IRB or may suspend a clinical study at any time on various grounds, including a finding that the research patients or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the biological product candidate has been associated with unexpected serious harm to patients. Additionally, if the trial is being overseen by a data safety monitoring board or committee, this group may recommend halting the clinical trial if it determines that there is an unacceptable safety risk for subjects or on other grounds, such as interim data suggesting a lack of efficacy.

BLA Submission and Review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product candidate for one or more indications. The BLA must include all relevant data available from preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product candidate’s chemistry, manufacturing, controls, and proposed labeling, among other things. Under the Prescription Drug User Fee Act (PDUFA), as amended, each BLA must be accompanied by a significant application user fee to the FDA, unless a waiver or exemption applies, which is adjusted on an annual basis. The FDA has sixty days from the applicant’s submission of a BLA to either issue a refusal to file letter or accept the BLA for filing, indicating that it is sufficiently complete to permit substantive review. The FDA has substantial discretion in the approval process and may refuse to accept any application or decide that the data is insufficient for approval, and may require additional preclinical, clinical or other studies before it accepts the filing.

Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may be significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product candidate is safe, pure and potent for its intended use, and whether the facility in which it is manufactured, processed, packed or held meets standards designed to assure and preserve the product’s identity, safety, strength, quality, and purity. The FDA may convene an advisory committee, typically a panel that includes clinicians and other experts, to provide clinical insight on applications which present difficult questions of safety or efficacy and to review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA, the FDA will conduct a pre-approval inspection of the facility or facilities where the product is manufactured to determine whether the facilities comply with cGMPs. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically audit data from clinical trials to ensure compliance with GCPs. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be manufactured, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification, which may include the potential requirement for additional clinical studies and/or other significant and time-consuming requirements related to preclinical studies and manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, withdraw the application or request a hearing. Even if such data and information is submitted, the FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for a particular indication(s) and may entail limitations on the indicated uses for which such product may be marketed. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the BLA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-market testing or clinical trials and surveillance to monitor the effects of approved products. The FDA may also place other conditions on approvals including the requirement of a Risk Evaluation and Mitigation Strategy (REMS), to assure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast track program is intended to expedite or facilitate the process for reviewing new product candidates that meet certain criteria. Specifically, product candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. A sponsor may request fast track designation of a product candidate concurrently with, or at any time after, submission of an IND, and the FDA must determine if the product candidate qualifies for such designation within 60 day of receipt of the sponsor’s request. The sponsor of a fast track product has opportunities for frequent interactions with the FDA review team during product development and, once a BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A sponsor may request that a product candidate be designated as a breakthrough therapy concurrently with, or at any time after, the submission of an IND, and the FDA must determine if the product candidate qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request. The benefits of breakthrough therapy designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers and experienced review staff in a cross-disciplinary review.

As part of the 21st Century Cures Act, Congress amended the FDCA to create an expedited development program for RMATs, which include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a sustained effect on cells or tissues may meet the definition of a RMAT. The RMAT program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A sponsor may request that FDA designate a product candidate as a regenerative medicine advanced therapy concurrently with or at any time after submission of an IND. FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A new drug application or a BLA for a RMAT may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A RMAT that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

Any marketing application for a product candidate submitted to the FDA for approval, including a product candidate with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product candidate is eligible for priority review if it has the potential to provide a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious disease or condition compared to available therapies. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review.

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA will require post-marketing restrictions as it deems necessary to assure safe use of the product, such as restricting distribution to certain facilities or physicians with special training or experience or conditioning distribution on the performance of specified medical procedures. The limitations imposed would be commensurate with the specific safety concerns presented by the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period, which could adversely impact the timing of the commercial launch of the product.

Fast track designation, breakthrough therapy designation, RMAT designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a biological product candidate intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or 200,000 or more than individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a product for this type of disease or condition will be recovered from sales in the United States for that product. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product candidate that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or if the holder of the orphan exclusivity cannot assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan exclusivity does not prevent the FDA from approving a different product for the same disease or condition, or the same product for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.

A designated orphan drug may not receive orphan exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Pediatric Trials and Exclusivity

Under the Pediatric Research Equity Act (PREA), a BLA or supplement to a BLA must contain data to assess the safety and efficacy of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDCA requires that a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (PSP), within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of data or full or partial waivers. Sponsors who conduct studies of their product candidate in children are eligible for pediatric exclusivity. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which attaches to the twelve-year exclusivity period for reference biologics, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FDCA, as amended, the FDA incentivizes the development of drugs and biologics that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects 200,000 or more in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug for such disease or condition will be received from sales in the United States of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biologic application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher (PRV). A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA or BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA or BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program until September 30, 2024, with the potential for PRVs to be granted until September 30, 2026.

Post-Approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims or changes of the site of manufacture, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved BLA.

The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. Biological product manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. BLA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•	fines, warning or untitled letters or holds on post-approval clinical studies;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•	product seizure or detention, or refusal of the FDA to permit the import or export of products;
•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•	mandated modification of promotional materials and labeling and the issuance of corrective information;
•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biological products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict a manufacturer’s communications on the subject of off-label use of their products.

U.S. Patent Term Restoration

Depending upon the timing, duration and specifics of the FDA approval of the use of our biological product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. In addition, a patent can only be extended once and only for a single product. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our patents, if and as applicable, to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

Biosimilars and Reference Product Exclusivity

The ACA includes a subtitle called the Biologics Price Competition and Innovation Act (BPCIA), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. This amendment to the PHSA attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. This does not include a supplement for the biological product or a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device, or strength, unless that change is a modification to the structure of the biological product and such modification changes its safety, purity, or potency. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products.

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Regulation and Procedures Governing Approval of Medicinal Products in Europe

Clinical Trial Approval

In the European Union, our future products also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, (Regulation) which to replaced the current Clinical Trials Directive 2001/20/EC (Directive) on January 31, 2022. The transitory provisions of the Regulation offer sponsors the possibility to choose between the requirements of the Directive and the Regulation if the request for authorization of a clinical trial is submitted in the year after the Regulation became applicable. If the sponsor chooses to submit under the Directive, the clinical trial continues to be governed by the Directive until three years after the Regulation became applicable. If a clinical trial continues for more than three years after the Regulation became applicable, the Regulation will at that time begin to apply to the clinical trial. The Clinical Trials Regulation entered into application on January 31, 2022.

The new Regulation is directly applicable in all EU Member States (and so does not require national implementing legislation in each Member State), and aims at simplifying and streamlining the approval of clinical studies in the EU, for instance by providing for a streamlined application procedure via a single point and strictly defined deadlines for the assessment of clinical study applications.

Marketing Authorization

To obtain a marketing authorization for a product in the EU ,an applicant must submit a marketing authorization application, either under the centralized procedure administered by the EMA or one of the procedures administered by competent authorities in EU Member States (decentralized procedure, national procedure, or mutual recognition procedure).

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EU, and in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products ( gene therapy, somatic-cell therapy and tissue-engineered products) and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interests of public health.

Specifically, the grant of a marketing authorization in the EU for products based on genes, tissues or cells, such as gene therapy or somatic-cell therapy medicinal products, is governed in part by Regulation (EC) No 1394/2007 on advanced therapy medicinal products (ATMPs). Regulation (EC) No 1394/2007 lays down specific rules concerning the authorization, supervision, and pharmacovigilance of ATMPs. Manufacturers of ATMPs must demonstrate the quality, safety, and efficacy of their products to the EMA’s Committee for Advanced Therapies, which provides an opinion on the quality, safety and efficacy of each ATMP subject to marketing authorization application which is sent for final approval to the EMA’s Committee for Medicinal Products for Human Use (CHMP). The CHMP recommendation is then sent to the European Commission, which adopts a decision on whether to grant a marketing authorization which is binding in all Member States. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application is 210 days from receipt of a valid application, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions asked by CHMP. Clock stops may extend the timeframe of evaluation of a marketing authorization application considerably beyond 210 days. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the timeframe of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA), the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.

European Union Data and Marketing Exclusivity

In the EU, innovative medicinal products (including both small molecules and biological medicinal products) approved on the basis of a complete independent data package, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU, for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the EU market until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, however, another company could nevertheless also market another version of the product if such company obtained a marketing authorization based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

European Union Orphan Designation and Exclusivity

In the EU, the EMA’s Committee for Orphan Medicinal Products grants orphan designation to promote the development of products that: (1) are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (2) either (i) such condition affects no more than 5 in 10,000 persons in the EU when the application is made, (ii) or where it is unlikely that the marketing of the medicine, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development ; and (3)there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or if a method exists, the product would be of a significant benefit to those affected by that condition.

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers, and ten years of market exclusivity is granted following marketing approval for the orphan product. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. During the period of market exclusivity, a marketing authorization may only be granted to a “similar medicinal product” for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder for the authorized product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Orphan designation must be requested before submitting an application for marketing authorization. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Regulatory Requirements After a Marketing Authorization has been Obtained

In case an authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

•	Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
•

The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.

•

The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

The aforementioned EU rules are generally applicable in the European Economic Area (the “EEA”) which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as “Brexit”) , and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement (the “TCA”), which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore broadly aligns with current EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we or our collaborators obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we or our collaborators receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such drug products. In the United States, third-party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations.

Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. We or our collaborators may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Nonetheless, our product candidates may not be considered medically necessary or cost-effective. Moreover, the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we or our collaborators receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Other U.S. Healthcare Laws and Compliance Requirements

Healthcare providers, including physicians, and third-party payors play a primary role in the recommendation and prescription of any product candidates that we may develop for which we obtain marketing approval. Our current and future arrangements with third-party payors, healthcare providers and customers may implicate broadly applicable fraud and abuse and other healthcare laws and regulations. Restrictions under applicable federal and state healthcare laws and regulations, including certain laws and regulations applicable only if we have marketed products, include the following:

•

the civil False Claims Act (FCA), prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties, for each false claim and treble the amount of the government’s damages. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims;

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and its implementing regulations, including the final omnibus rule published on January 25, 2013, imposes, among other things, certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, defined as independent contractors or agents of covered entities that create, receive, maintain, transmit, or obtain, protected health information in connection with providing a service for or on behalf of a covered entity, and their covered subcontractors. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions;

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

•

federal transparency laws, including the federal Physician Payment Sunshine Act created under the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), and its implementing regulations, which requires manufacturers of certain drugs, devices, medical supplies, and biologics, among others, to track and disclose payments under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) and other transfers of value they make to U.S. physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. This information is subsequently made publicly available in a searchable format on a Centers for Medicare & Medicaid Services (CMS), website. Failure to disclose required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and/or other healthcare providers;

•	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•

analogous state and foreign laws and regulations, such as state anti-kickback, anti-bribery and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, track and report gifts, compensation and other remuneration made to physicians and other healthcare providers, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

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

Healthcare Reform

In the United States and some foreign jurisdictions, there have been and continue to be ongoing efforts to implement legislative and regulatory changes regarding the healthcare system. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding and applying new payment methodologies.

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

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted, for example:

•

On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. Specifically, the Joint Select Committee on Deficit Reduction, asked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester reductions from May 1, 2020 through March 31, 2022. Then, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.

•

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

•

On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

•

On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

•	On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•

On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs and reform government program reimbursement methodologies for drug products. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation (“MFN”) Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Employees and Human Capital Resources

As of December 31, 2021, we had 69 full-time employees, including 23 with Ph.D. or M.D. degrees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Corporate History and Information

We were incorporated in Ontario, Canada on June 1, 2017, as Longbow Therapeutics Inc. and were reincorporated in the State of Delaware in October 2019. In February 2020, we changed our name to Integral Medicines, Inc. and in August 2020, we changed our name to Graphite Bio, Inc. Research and development of our initial technology ceased at the end of 2018 and we did not have any significant operations or any research and development activities in 2019. We began our current research and development activities and operations in 2020.

Our principal executive office is located at 201 Haskins Way, Suite 210, South San Francisco, CA 94080, and our telephone number is (650) 484-0886. Our website address is https://graphitebio.com/. We do not incorporate the information on or accessible through our website into this Form 10-K, and you should not consider any information on, or that can be accessed through, our website as part of this Form 10-K. We have included our website address in this Form 10-K solely as an inactive textual reference.

We use various trademarks and trade names in our business, including without limitation our corporate name and logo. All other trademarks or trade names referred to in this Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-K may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (JOBS Act). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include, but are not limited to:

•

being permitted to present only two years of audited financial statements in this Form 10-K and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our periodic reports and registration statements, including this Form 10-K;

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (SOX);
•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements, and registration statements; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may take advantage of these exemptions until such time that we are no longer an emerging growth company. We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2026; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the last day of the fiscal year in which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (SEC), which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. We may choose to take advantage of some but not all of these exemptions. We have taken advantage of reduced reporting requirements in this Form 10-K . Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 1A. Risk Factors.

This Form 10-K contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. You should carefully consider these risk factors, together with all of the other information included in this Form 10-K as well as our other publicly available filings with the SEC.

Risks Related to Our Financial Position, Limited Operating History and Need for Additional Capital

We have incurred significant losses since our inception, we expect to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.

Since our inception, we have incurred significant net losses, have not generated any revenue from product sales to date and have financed our operations principally through the net proceeds raised in our initial public offering and private placements of our redeemable convertible preferred stock. Our net loss for the fiscal years ended December 31, 2021 and 2020 was $70.8 million and $68.4 million, respectively. As of December 31, 2021, we had an accumulated deficit of $141.4 million. We expect to continue to incur significant and increasing losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. We anticipate that our expenses will increase substantially if and as we:

•

conduct our ongoing Phase 1/2 clinical trial of GPH101 and initiate and conduct clinical trials for our other current product candidates and any future product candidates that we may identify and develop;

•	continue our current research and discovery programs and our preclinical development of product candidates from our current research programs;
•	seek to identify additional research programs and additional product candidates;
•	hire additional research and development and clinical personnel;
•	maintain, expand, enforce, defend and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
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

To date, we have not successfully completed a clinical trial for any product candidate. We have only one product candidate in clinical development and expect that it will be many years, if ever, before we have a product candidate ready for commercialization, if approved. To become and remain profitable, we must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those products for which we may obtain marketing approval, obtaining market acceptance for such products and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenue in an amount sufficient to achieve profitability. All of our programs are currently only in the discovery, preclinical testing or early clinical development stage. We commenced our Phase 1/2 clinical trial of GPH101 in SCD in November 2021. Because of the numerous risks and uncertainties associated with developing gene therapy and gene editing product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if ever. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and our stock price and could impair our ability to raise capital, maintain and fund our research and development efforts, expand our business, or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

As of December 31, 2021, our cash, cash equivalents and restricted cash were $378.7 million. We expect that these funds will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

As of December 31, 2021 and 2020, we had U.S. federal net operating loss carryforwards of $57.3 million and $10.8 million, respectively, (which are not subject to expiration) and state net operating loss carryforwards of $0.0 million (which begin to expire in various amounts in 2039). Our ability to use our U.S. federal and state net operating losses to offset potential future taxable income and reduce income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses.

Under current law, unused U.S. federal net operating losses generated in taxable years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. For taxable years beginning after December 31, 2020, however, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in such taxable years. In addition, both our current and our future unused U.S. federal net operating losses and tax credits may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”) if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of our equity offerings or subsequent shifts in our stock ownership, some of which are outside our control. Our net operating losses and tax credits may also be impaired or restricted under state law.

We face risks related to health epidemics, pandemics and other widespread outbreaks of contagious disease, including the ongoing COVID-19 pandemic, which could significantly disrupt our operations, impact our financial results or otherwise adversely impact our business.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. The continued spread of COVID-19, including the emergence of subsequent variants like the Omicron variant, which began to spread around the time that our Phase 1/2 clinical trial of GPH101 initially opened for enrollment, has affected segments of the global economy as well as our operations. For example, COVID-19 impacted clinical trial site resourcing, staffing and operations, resulting in longer timeframes than initially anticipated for participant screening and enrollment. In particular, treatment of the first patient in our Phase 1/2 clinical trial of GPH101 was delayed due to screen failure as a result of a prospective participant becoming infected with COVID-19. As a result of the ongoing COVID-19 pandemic or similar public health crises that may arise, we may experience further disruptions that could adversely impact our operations, research and development, including preclinical studies, clinical trials and manufacturing activities, including:

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

Risks Related to Discovery, Development, and Commercialization

We are very early in our development efforts. Other than GPH101, which is in early clinical development, all of our product candidates are still in preclinical development or earlier stages and it will be many years before we or our collaborators commercialize a product candidate, if ever. If we are unable to advance our product candidates through preclinical and clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

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

Additionally, we may be required to change the prioritization of our research and development programs from time to time for a variety of reasons, including our determination that another of our existing or future product candidates has greater potential for clinical development, regulatory approval, or commercialization, including potentially greater therapeutic benefit, a more favorable safety or efficacy profile, a more consistent or more cost effective manufacturing process, or more a favorable commercial profile, including greater market acceptance or commercial potential, or more advantageous intellectual property position. Any shift in our research and development priorities could result in a delay in clinical development, or we may fail to prioritize programs that may ultimately have the greatest potential for technical or commercial success.

If we do not successfully complete one or more of the activities necessary to achieve regulatory approvals for our product candidates in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

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

To date, we have not completed the evaluation of any product candidates in human clinical trials. It is impossible to predict when or if any product candidates we develop, including our product candidates, GPH101, GPH102, GPH201 and GPH301, will ultimately prove safe in humans. In the genomic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. There can be no assurance that our gene editing technologies will not cause severe or undesirable side effects.

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

In addition, the ongoing COVID-19 pandemic has affected, and may continue to affect, the timing of our planned clinical trials. The recent surge of the Omicron variant, which began around the same time we initially opened our Phase 1/2 clinical trial of GPH101 for enrollment, has impacted site resourcing, staffing and operations, resulting in longer timeframes than initially anticipated for participant screening and enrollment. In particular, the treatment of the first patient in our Phase 1/2 clinical trial was delayed due to a prospective participant becoming infected with COVID-19. We may continue to be adversely affected by the COVID-19 pandemic. For example, as the global healthcare community responded to the fluctuations in COVID-19 cases and hospitalizations, many hospitals, including those operating as clinical trial sites for other ongoing trials, temporarily paused elective procedures, which included dosing of new patients with investigational products. Additionally, the COVID-19 pandemic may cause delays in data collection and monitoring activities, which may present data integrity challenges or require modifications to our planned clinical trial protocols.

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

•	product labeling or product insert requirements of the FDA, the EMA, or other regulatory authorities,
•	including any limitations or warnings contained in a product’s approved labeling;
•	relative convenience and ease of administration;
•	the timing of market introduction of competitive products;
•	publicity concerning our products or competing products and treatments;

•	the strength and effectiveness of sales, marketing and distribution efforts;
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

There are several other companies advancing gene editing and gene editing and gene therapy product candidates in preclinical or clinical development in sickle cell disease, including Beam Therapeutics Inc., bluebird bio, Inc., Cellectis SA, CRISPR Therapeutics AG, Editas Medicine, Inc., Intellia Therapeutics, Inc., and Sangamo Therapeutics, Inc. Companies advancing gene therapy programs in beta-thalassemia include bluebird bio, Inc., CRISPR Therapeutics AG, Sangamo Therapeutics, Inc. and Edigene Inc. Companies advancing gene therapy programs in XSCID include Mustang Bio, Inc. Companies advancing gene therapy programs in Gaucher Disease include AVROBio, Inc. and Freeline Therapeutics Holdings plc. Companies advancing gene editing and gene therapy programs in preclinical development for AAT deficiency include Beam Therapeutics Inc., Editas Medicine, Inc., Intellia Therapeutics, Inc., Krystal Biotech Inc., Apic Bio Inc., and LogicBio Therapeutics Inc. Companies combining CRISPR with HDR (homology directed repair) include CRISPR Therapeutics AG, which, for oncology applications, inserts a chimeric antigen receptor (CAR) construct into the TCR alpha constant (TRAC) locus in T-cells using HDR. Additionally, an academic collaboration between the University of California, San Francisco and the University of California, Los Angeles is seeking to correct the sickle cell mutation using CRISPR followed by delivery of a single-stranded oligonucleotide DNA donor to potentially harness HDR.

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

Factors that may inhibit our efforts to commercialize our product candidates on our own include:

•	our inability to recruit and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs, and other support personnel;
•	the inability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing any future products;
•	the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement, and other acceptance by payors;
•	restricted or closed distribution channels that make it difficult to distribute our product candidates to segments of the patient population;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent commercialization organization

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

The regulations that govern marketing approvals, pricing, and reimbursement for new products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay or might even prevent our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates we develop, even if any of our product candidates obtain marketing approval. See section entitled “Business – Government Regulation - Pharmaceutical Coverage, Pricing and Reimbursement.”

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

Our initial target patient populations are relatively small, as a result of which the pricing and reimbursement of any of our product candidates, if approved, must be adequate to support the necessary commercial infrastructure. See section entitled “Business – Government Regulation - Pharmaceutical Coverage, Pricing and Reimbursement.” If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any such product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to any product candidates we develop (e.g., for administration of our product candidate to patients) is also important. Inadequate reimbursement for such services may lead to physician and payor resistance and adversely affect our ability to market or sell our product candidates. In addition, we may need to develop new reimbursement models in order to realize adequate value. Payors may not be able or willing to adopt such new models, and patients may be unable to afford that portion of the cost that such models may require them to bear. If we determine such new models are necessary but we are unsuccessful in developing them, or if such models are not adopted by payors, our business, financial condition, results of operations, and prospects could be adversely affected.

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

Any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of suppliers or manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. For example, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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

•	Collaborations involving our research programs or our product candidates pose numerous risks to us, including the following:
•	Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations.
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

The regulatory requirements that will govern any novel gene editing product candidates we develop may continue to evolve. Within the broader genetic medicine field, a limited number of gene therapy products have received marketing authorization from the FDA and the EMA to date. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and may continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research (CBER), to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In addition, under guidelines issued by the National Institutes of Health (NIH) gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (IBC), a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies, such as an IBC, can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

The same applies in the EU. The EMA’s Committee for Advanced Therapies (CAT), is responsible for assessing the quality, safety, and efficacy of advanced-therapy medicinal products (which include gene therapy medicines and somatic cell therapy medicines). The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the Committee for Medicinal Products for Human Use (CHMP), before the CHMP adopts its final opinion. In the European Union, the development and evaluation of a gene therapy medicinal products must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines, which may increase our regulatory burden of developing and marketing gene and cell therapy products in the European Union.

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

On June 23, 2016, the UK electorate voted in favor of leaving the EU, commonly referred to as “Brexit.” Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty and the withdrawal of the United Kingdom from the EU formally took effect on January 31, 2020 under the terms of the Withdrawal Agreement. Following the United Kingdom’s departure from the EU, there was a “transition period” during which the United Kingdom was essentially treated as a Member State of the EU and the regulatory regime remained the same across the United Kingdom and the EU, while the future relationship between the United Kingdom and the EU was formally negotiated. This transition period ended on December 31, 2020. The United Kingdom and the EU have signed a EU-UK Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. Under the terms of the deal, the EU and UK have separate regulatory regimes for pharmaceutical products, although there are some provisions for mutual recognition of standards, for example with regards to GMP. For instance, the UK is no longer covered by the centralized procedure for obtaining EU-wide marketing authorizations for medicinal products, and a separate process for authorization of medicinal products will be required in the UK, resulting in an authorization covering the UK or Great Britain (England, Scotland and Wales) only. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore broadly aligns with current EU regulations, however longer term, the United Kingdom is likely to develop its own legislation that diverges from that in the EU now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. It is possible therefore, that there will be increased regulatory complexities in the UK and EU, which could disrupt the timing of any clinical trials and regulatory approvals that we may determine to pursue in these jurisdictions.

Even if we, or any collaborators we may have, obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our product candidates could require the substantial expenditure of resources and may limit how we, or they, manufacture and market our product candidates, which could materially impair our ability to generate revenue.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such product, will be subject to continual requirements of and review by the FDA, EMA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, facility registration and drug listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, applicable product tracking and tracing requirements, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the products may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

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

Healthcare providers, including physicians, and third-party payors play a primary role in the recommendation and prescription of any product candidates that we may develop for which we obtain marketing approval. Our current and future arrangements with third-party payors, healthcare providers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our products for which we obtain marketing approval. See section entitled “Business – Government Other U.S. Healthcare Laws and Compliance Requirements.”

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices may not comply with healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to significant penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government health care programs, such as Medicare and Medicaid, individual imprisonment, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our business, financial condition, results of operations, and prospects.

Healthcare and other reform legislation may increase the difficulty and cost for us and any collaborators we may have to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been and continue to be ongoing efforts to implement legislative and regulatory changes regarding the healthcare system. Such changes could prevent or delay marketing approval of any product candidates that we may develop, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Although we cannot predict what healthcare or other reform efforts will be successful, such efforts may result in more rigorous coverage criteria, in additional downward pressure on the price that we, or our future collaborators, may receive for any approved products or in other consequences that may adversely affect our ability to achieve or maintain profitability. See section entitled “Business – Government Regulation – Healthcare Reform.”

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

We may not be able to obtain orphan drug designation for our product candidates, and even if we do, we may not be able to obtain orphan drug exclusivity and the associated market exclusivity may not prevent the FDA or the EMA from approving other competing products.

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

In order for the FDA to grant orphan drug designation to one of our product candidates, the agency must find that the product candidate is intended to treat a condition or disease that affects fewer than 200,000 individuals in the United States or that affects 200,000 or more individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product candidate available for the disease or condition will be recovered from sales of the product in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug designation does not meet this standard. Even if a product candidate we are developing is approved, we may not obtain orphan drug exclusivity. If we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different product candidates can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product candidate for the same condition if the FDA concludes that the later product candidate is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care compared with the product that has orphan exclusivity. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Additionally, during the COVID-19 public health emergency, the FDA has noted that it is continuing to ensure timely reviews of applications for medical products in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies and contractual obligations could adversely affect our business.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States and EU. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws, regulations, contractual obligations, or standards could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, customers, or business partners, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

If we are unable to properly protect the privacy and security of protected health information, we could be alleged or actually found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. The U.S. Department of Health and Human Services, of HHS, has the discretion to impose penalties without attempting to resolve violations through informal means. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. Furthermore, a number of states, including California, Virginia and Colorado have enacted comprehensive consumer privacy laws. Although these laws contain exemptions for information subject to HIPAA, we cannot be certain how these new laws will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

Data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with laws regarding privacy and/or data protection would expose us to risk of enforcement actions taken by data protection authorities and carries with it the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the United States regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

Risks Related to Employee Matters, Managing Growth, Public Health and Information Technology

Our future success depends on our ability to retain our executive officers and other key employees and to attract, retain, and motivate qualified personnel.

We are highly dependent on our executive officers, as well as the other principal members of our management and scientific teams. Each of our executive officers and such other principal members are employed “at will,” meaning we or they may terminate the employment at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development, and commercialization objectives.

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

As of December 31, 2021, we had 69 full-time employees, and, in connection with the advancement of our development programs and becoming a public company, we expect to increase the number of our employees and the scope of our operations further, particularly in the areas of research and clinical development, regulatory affairs, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our internal computer systems and those of our current and any future third-party vendors, collaborators and other contractors or consultants are vulnerable to damage or interruption from computer viruses, malware (including ransomware), phishing attacks, computer hackers, malicious code, employee theft or misuse, intentional or accidental action or lack of action by our employees or any contractors with access to our systems that leads to the introduction of vulnerabilities, denial-of-service attacks, sophisticated nation-state and nation- state-supported actors, supply chain attacks, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we seek to protect our information technology systems from system failure and we seek to identify and manage specific cyber security risks, accident and security breach, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets, personal information, or other proprietary information or other disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

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

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2021, we have 58,010,823 shares of common stock outstanding. The lock-up agreements pertaining to our initial public offering expired on December 22, 2021. As a result, persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, certain shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered or intend to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, our directors, executive officers and certain affiliates may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 62.5% of our common stock. This group of stockholders has the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with the interests of our other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Global economic uncertainty and unfavorable global economic conditions caused by political instability, changes in trade agreements and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business, financial condition, results of operations or prospects.

Our business, financial condition, results of operations or prospects could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, economic uncertainties in various global markets caused by political instability and conflict, or additional global financial crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

We lease 19,195 and 18,325 square feet of office and laboratory space in South San Francisco and Brisbane, California, respectively, under leases that expire in March 2025 and December 2023, respectively. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed. Information as to material lease commitments is included in Financial Note 7, “Operating Leases,” to the financial statements appearing in this Annual Report on Form 10-K.

Item 3.Legal Proceedings.

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

 Item 5.Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Nasdaq Global Select Market under the symbol “GRPH.” Trading of our common stock commenced on June 25, 2021 in connection with our initial public offering. Prior to that time, there was no established public trading market for our common stock.

Holders

As of March 15, 2022, we had approximately 58 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business. We do not expect to pay any cash dividends in the foreseeable future. In addition, the terms of any future debt agreements that we may enter into may preclude us from paying dividends without the lenders’ consent or at all.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

The information required by Item 701 of Regulation S-K was previously included in our Quarterly Report on Form 10-Q filed on August 12, 2021.

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

As of December 31, 2021, we have used approximately $36.6 million of the net proceeds received in the IPO. Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. There has been no material change in the planned use of proceeds from our IPO as described in the registration statement on Form S-1. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides stock repurchase activity during each of the fiscal quarters of the year ended December 31, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2021 - October 31, 2021	—	—	—	—
November 1, 2021 - November 30, 2021	—	—	—	—
December 1, 2021 - December 31, 2021	138,596	0.30	—	—
Total	138,596	$0.30	—

Item 6.Reserved.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations, referred to as the “Financial Review,” is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of Graphite Bio ( the “Company,” “Graphite,” “we,” “our,” or “us” and other similar pronouns). This discussion and analysis should be read in conjunction with the financial statements and accompanying financial notes in Item 8 of Part II of this Annual Report on Form 10-K.

Certain statements in this report constitute forward-looking statements. See Cautionary Note Regarding Forward-Looking Statements of this Annual Report on Form 10-K for additional factors relating to these statements and Item 1A - Risk Factors in Part I of this Annual Report on Form 10-K for a list of certain risk factors applicable to our business, financial condition, and results of operations.

Overview

We are a clinical-stage, next-generation gene editing company harnessing high-efficiency targeted gene integration to develop a new class of therapies to potentially cure a wide range of serious and life-threatening diseases. We are pioneering a precision gene editing approach to achieve one of medicine’s most elusive goals: to precisely “find & replace” any gene in the genome. Our next-generation gene editing platform allows us to precisely correct mutations, replace entire disease-causing genes with normal genes, or insert new genes into predetermined, safe locations. We believe our approach could enable broad applications to transform human health, including directly correcting mutations, engineering cells to permanently deliver therapeutic proteins, and precisely engineering effector cells to treat or cure a wide range of serious genetic and other diseases, including cancer, autoimmune and neurodegenerative diseases.

Our lead product candidate GPH101 is a highly differentiated approach with the potential to directly correct the mutation that causes SCD and restore normal HgbA expression. Curing sickle cell disease by correcting the disease-causing point mutation to normal is viewed as the gold-standard for curing SCD and has been the dream of treating physicians for generations. In November 2021, we enrolled the first patient in a Phase 1/2 clinical trial of GPH101. We intend to dose our first patient in the second half of 2022, with initial proof-of-concept data anticipated in 2023. We are also advancing our research programs and pipeline of potential one-time curative therapies for a wide range of genetic and other serious diseases and intend to file an IND for a second program by mid-2024.

We were incorporated in Ontario, Canada in June 2017 as Longbow Therapeutics Inc. and were reincorporated in the State of Delaware in October 2019. In February 2020, we changed our name to Integral Medicines, Inc. and in August 2020, we changed our name to Graphite Bio, Inc. Research and development of our initial technology ceased at the end of 2018 and we did not have any significant operations or any research and development activities in 2019. In March 2020, we identified new gene editing technology which we sought to further develop, and we licensed the related intellectual property rights from The Board of Trustees of the Leland Stanford Junior University (“Stanford”) in December 2020.

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

We have incurred significant operating losses since inception. As of December 31, 2021, we had cash, cash equivalents and restricted cash of $378.7 million and an accumulated deficit of $141.4 million. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take at least several years. We may never achieve profitability, and unless and until then, we will need to continue to raise additional capital. Based upon our current operating plan, we estimate that our cash, cash equivalents and restricted cash as of December 31, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

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

The recent surge of the COVID-19 Omicron variant, which began around the same time that our Phase 1/2 clinical trial of GPH101 initially opened for enrollment, has impacted trial enrollment and site operations, including resourcing and staffing, resulting in a delay in timelines to anticipated data. In particular, the treatment of the first patient in our Phase 1/2 clinical trial was delayed due to a prospective participant becoming infected with COVID-19. We cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on our business, financial condition and operations, including planned clinical trials and clinical development timelines. The impact of the COVID-19 pandemic on our financial performance will depend on future developments, including the duration and spread of the pandemic, its impact on our clinical trial enrollment, trial sites, CROs, CMOs and other third parties with whom we do business, its impact on regulatory authorities and our key scientific and management personnel, progress of vaccination and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets or the overall economy are impacted for an extended period, our business may be materially adversely affected.

Stanford Exclusive License Agreement and Option Agreement

In December 2020, we entered into an exclusive license agreement (the “License Agreement”), with The Board of Trustees of the Leland Stanford Junior University (Stanford), pursuant to which Stanford granted us a worldwide license to specified technology and patent rights to develop, manufacture and commercialize human prophylactic and therapeutic products. Other than with respect to specified, broadly applicable assays and procedures and subject to retained rights by Stanford, the license is exclusive with respect to human prophylactic and therapeutic products for the treatment of SCD, XSCID and beta thalassemia. The license is non-exclusive with respect to those broadly applicable assays and procedures and with respect to all human prophylactic and therapeutic products other than for the treatment of SCD, XSCID and beta thalassemia.

To date, pursuant to the License Agreement, we have paid an upfront license fee to Stanford of $50.0 thousand and issued to Stanford and its designees an aggregate of approximately 0.6 million shares of our common stock. The acquisition of the exclusive license, including patent rights and know-how, and clinical supplies was accounted for as an asset acquisition and as the acquired technology and inventories did not have an alternative use, the total consideration of $2.8 million was recorded as research and development expense in the statements of operations and comprehensive loss for the year ended December 31, 2020. We are obligated to pay Stanford an annual license maintenance fee on each anniversary of the effective date of the License Agreement. The annual license maintenance fee initially is $5.0 thousand and will increase to $50.0 thousand in three increments over the first seven anniversaries of the effective date of the License Agreement. After the first commercial sale of a product falling within the scope of the license (the “Licensed Product”), the annual license maintenance fee is $200.0 thousand.

In May 2021, we issued 640,861 shares of our common stock in connection with the License Agreement. Subsequently, in June 2021, related to the License Agreement, we repurchased 624,845 shares of our common stock from investors and founders.

We are required to share with Stanford a portion of any non-royalty income we receive from sublicensing the licensed patent rights or technology, subject to specified exclusions. With respect to sublicenses granted to products for the treatment of SCD, XSCID and beta thalassemia, the portion of sublicense income we must share with Stanford varies by indication and declines from between a mid-teen to a second quartile double-digit percentage prior to the filing of an IND to between a high single-digit to very low double-digit percentage upon achievement of a specified clinical milestone. With respect to sublicenses granted under the licensed technology rights and not licensed patent rights, the portion of sublicense income shared with Stanford declines from between a mid-single-digit and very low double-digit percentage prior to the filing of an IND to a low single-digit percentage after filing of an IND.

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

We are required to use diligent efforts to manufacture, market and sell Licensed Products for the treatment of each of SCD, XSCID and beta thalassemia. In addition, we are required to achieve specified milestones by specified dates with respect to Licensed Products for the treatment of each of SCD, XSCID and beta thalassemia. If we fail to satisfy our diligence obligations, Stanford may terminate the License Agreement for our breach. For more details on the License Agreement, please see Note 5 of the Notes to Financial Statements.

In January 2021, we entered into an option agreement (the “First Option Agreement”), with Stanford, pursuant to which Stanford granted us the right to obtain a license to specified patent rights relating to human prophylactic and therapeutic products. We may exercise the option in whole or in part to obtain a license under one or more of the optioned patent rights.

Subject to our exercise of the option under the First Option Agreement and our execution of an amendment to the License Agreement that incorporates the optioned patent rights and any optioned technology, we have agreed to issue to Stanford 132,137 shares of our common stock and pay a license execution fee of $10.0 thousand.

The term of the First Option Agreement expires 18 months after its effective date, subject to our right to extend such expiration date by up to an additional one year upon notice to Stanford and by another additional one year upon the reasonable agreement of Stanford. The First Option Agreement will terminate if the License Agreement terminates. As of December 31, 2021, we have not exercised the option and no fees have been paid under the First Option Agreement.

In April 2021, we entered into an option agreement (the “Second Option Agreement”) with Stanford to negotiate the license for additional technologies from Stanford. Pursuant to the Second Option Agreement, we agreed to pay Stanford option fees in an aggregate amount of $30.0 thousand over the term of the option. As of December 31, 2021, we have not exercised the option and no fees have been paid under the Second Option Agreement.

LCGM Service Agreement

On August 30, 2021, we entered into a Master Manufacturing and Service Agreement with the Laboratory for Cell & Gene Medicine (“LCGM”) at Stanford (“LCGM MSA”). Pursuant to the LCGM MSA, LCGM will conduct clinical manufacturing, release testing, and product release for GPH101 in our Phase 1 clinical trial to treat SCD. During 2021, we entered into various SOWs under the LCGM MSA under which we received technology transfer and related services for HBB Beta-Globin Gene Variant for SCD, manufacturing engineer test runs, the exclusive use of a manufacturing suite at the LCGM facility, and Phase 1/2 clinical development and manufacturing of the HBB Variant for SCD. We have recognized $2.7 million in research and development expense in connection with the LCGM MSA as of December 31, 2021.

IDT License Agreement

On June 7, 2021, we entered into a License Agreement (the “IDT License Agreement”) with Integrated DNA Technologies, Inc. (IDT). Pursuant to the IDT License Agreement, IDT granted us and our affiliates a worldwide, non-exclusive, sublicensable license to research and develop products incorporating HiFi Cas9 protein variants for use in human therapeutic applications for SCD, XSCID and Gaucher disease (the “Field”) and a worldwide, exclusive, sublicensable license to commercialize such products in the Field. We have also been granted the right to expand the licensed Field to include human therapeutic applications in the additional fields of beta thalassemia disorder and lysosomal storage disorders upon the payment of an exercise fee in the amount of $0.5 million per additional field or $1.0 million for both additional fields.

In consideration of the licenses and rights granted to us under the IDT License Agreement, we agreed to pay to IDT an upfront payment in the amount of $3.0 million and up to $5.3 million (or $8.8 million if we elect to expand the Field as described above to include both the beta thalassemia and lysosomal storage disorders fields) in total regulatory milestone payments. Each regulatory milestone payment is payable once on an indication-by-indication basis. In addition, we have agreed to pay IDT a low single-digit royalty on the net sales of products, subject to reductions in specified circumstances. The acquisition of the license was accounted for as an asset acquisition and as the acquired technology did not have an alternative use, the total consideration of $3.0 million was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2021.

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

Initial Public Offering

In June and July 2021, we completed an initial public offering of our common stock. As part of the IPO, we issued and sold 16,100,000 shares of our common stock at a public offering price of $17.00 per share. In June and July 2021, we received net proceeds of approximately $251.3 million from the IPO, after deducting underwriting discounts and commissions of $19.1 million and offering costs of approximately $3.2 million.

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

Research and development costs are expensed as incurred. In 2020, we did not track our internal indirect costs and external research and development costs by program. The intellectual property we licensed in late 2020 is fundamental to our platform and we did not focus on any specific programs. In the future, we expect to track research and development costs on a program-by-program basis as we identify the specific programs and product candidates to develop.

During 2021 and 2020, we were eligible for a research and development tax credit. The tax incentive was available to us based on research and development activity within the United States and California during that year. These research and development tax incentives are recognized as a reduction to payroll tax expense when the right to receive has been attained and funds are collectible and are capped at $250.0 thousand per year.

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

Results of Operations

Years Ended December 31, 2021 and 2020

The following table summarizes our statements of operations and comprehensive loss for the respective years (in thousands):

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$37,932	$9,123
General and administrative	22,511	4,377
Total operating expenses	60,443	13,500
Loss from operations	(60,443)	(13,500)
Other income (expense), net:
Other income, net	24	—
Related party convertible note interest expense	—	(40)
Change in fair value of the Series A redeemable convertible preferred stock tranche liability	(10,341)	(54,833)
Total other income (expense), net	(10,317)	(54,873)
Net loss and comprehensive loss	$(70,760)	$(68,373)

Operating Expenses

Research and Development Expenses

Research and development expenses were $37.9 million for the year ended December 31, 2021 compared to $9.1 million for the year ended December 31, 2020, an increase of $28.8 million. The increase in research and development expenses was primarily attributable to an increase of $12.6 million in clinical trial related activities and contract manufacturing activities for our clinical trials and drug supply, $9.9 million of personnel costs including associated stock-based compensation expense, and $6.3 million of other research and development costs primarily related to facilities costs and lease expense associated with facilities and service agreements.

General and Administrative Expenses

General and administrative expenses were $22.5 million for the year ended December 31, 2021 compared to $4.4 million for the year ended December 31, 2020, an increase of $18.1 million. The increase in general and administrative expenses was comprised of an additional $9.2 million of consulting and personnel-related costs associated primarily attributable to increased hiring of general and administrative personnel, including associated stock-based compensation expense. We also incurred additional professional service costs of $8.0 million related to legal costs, accounting, financial service, and insurance costs, as well as other miscellaneous expenses of $0.9 million.

Other Income (Expense), Net

Other income (expense), net decreased by $44.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The period-over-period change is primarily related to the change in the fair value of our Series A redeemable convertible preferred stock tranche liability.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations from inception through December 31, 2021. As of December 31, 2021, we had $378.7 million of cash, cash equivalents and restricted cash and our accumulated deficit was $141.4 million. In June and July 2021, we raised net proceeds of $251.3 million in our IPO, pursuant to which we sold an aggregate of 16,100,000 shares of common stock.

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

Based upon our current operating plan, we estimate that our existing cash and cash equivalents as of the date of the filing of this Form 10-K, will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. Until we can generate sufficient revenues from the commercialization of our product candidates or from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, collaborations and other strategic alliances and licensing arrangements, or any combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide that may result from the ongoing COVID-19 pandemic or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(52,852)	$(8,721)
Net cash used in investing activities	(5,740)	(1,545)
Net cash provided by financing activities	417,467	30,077
Net increase in cash, cash equivalents and restricted cash	$358,875	$19,811

Cash Flows from Operating Activities

Net cash used in operating activities was $52.9 million for the year ended December 31, 2021, which was primarily attributable to our net loss of $70.8 million and net changes in operating assets and liabilities of $2.5 million, adjusted for net noncash charges of $20.4 million. Net noncash charges included approximately $10.3 million change in the fair value of the Series A redeemable convertible preferred stock tranche liability, $7.9 million in stock-based compensation expense, $0.7 million in depreciation and amortization expense, and $1.5 million in noncash lease expense. Net changes in operating assets and liabilities primarily consists of $2.2 million in accrued compensation and $1.0 million in accounts payable and accrued expenses, offset by $3.9 million in prepaid expenses and $1.8 million in operating lease liabilities.

Net cash used in operating activities was $8.7 million for the year ended December 31, 2020, which was primarily attributable to our net loss for the year of $68.4 million, adjusted for non-cash charges of $57.9 million and net changes in operating assets and liabilities of $1.8 million. The net noncash charges included approximately $54.8 million change in the fair value of the redeemable convertible preferred stock tranche liabilities and $2.8 million for the shares of common stock issuable to Stanford pursuant to the License Agreement, $0.2 million in stock-based compensation expense, and $0.1 million in depreciation and amortization expenses. Net changes in operating assets and liabilities primarily consists of $2.5 million in accounts payable and accrued expenses and $0.5 million in accrued compensation, offset by $1.2 million increase in prepaid expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.7 million for the year ended December 31, 2021, which was primarily attributable to the purchase of lab equipment for use at our headquarters.

Net cash used in investing activities was $1.5 million for the year ended December 31, 2020, which was primarily attributable to the purchase of lab equipment for use at our headquarters.

Cash Flows from Financing Activities

Net cash provided by financing activities was $417.5 million for the year ended December 31, 2021, which consisted primarily of proceeds from issuance of common stock in our initial public offering of $251.3 million including proceeds from the exercise of the underwriter option in July 2021, proceeds from the issuance of Series A and Series B redeemable convertible preferred stock of $165.5 million, and proceeds from issuance of common stock related to early exercised stock options, stock option grants, and employee stock purchase plan of $0.7 million.

Net cash provided by financing activities was $30.1 million for the year ended December 31, 2020, which consisted primarily of proceeds from the issuance of shares of our Series A redeemable convertible preferred stock of $24.8 million in two tranches, proceeds from issuance of convertible note to related party of $5.0 million, and proceeds from the issuance of common stock related to early exercised stock options and stock option grants of $0.3 million.

Recently Adopted Accounting Pronouncements

For information on new accounting standards, see Note 2 to our financial statements included in Part II in this Annual Report.

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

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Accrued research and development expenses

As part of the process of preparing our financial statements, we estimate our accrued research and development expenses at each balance sheet date. This process involves reviewing purchase orders and open contracts, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments as necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by CROs and CMOs in connection with research and development activities for which we have not yet been invoiced.

We base our expenses related to research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any period. To date, there have been no material differences between our estimates of such expenses and the amounts incurred.

Leases

On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), or ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. For contracts entered into on or after the effective date, at the inception of a contract, we assess whether the contract is, or contains, a lease. The assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria.

For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease.

The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, if any, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, our secured incremental borrowing rate for the same term as the underlying lease. For real estate leases and other operating leases, we use our secured incremental borrowing rate. For finance leases, we use the rate implicit in the lease or our secured incremental borrowing rate if the implicit lease rate cannot be determined.

Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

Lease cost for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions and is recognized on a straight-line basis over the lease term. Included in lease cost are any variable lease payments incurred in the period that are not included in the initial lease liability and lease payments incurred in the period for any leases with an initial term of 12 months or less. Lease cost for finance leases consists of the amortization of the right-of-use asset on a straight-line basis over the lease term and interest expense determined on an amortized cost basis. The lease payments are allocated between a reduction of the lease liability and interest expense.

Leasehold improvements are not unique and are retained by the lessor at the end of the lease. However, we are the accounting owner of the leasehold improvements in the case of a space designed to be suitable for our specific real estate needs if we are also responsible for cost overruns.

We elected to make an accounting policy of the short-term leases exemption to leases with a remaining lease term of less than 12 months as at the date of initial adoption.

Stock-based compensation

We measure stock options and other stock-based awards granted to our employees, directors, consultants or founders based upon their fair value on the date of the grant and recognize stock-based compensation expense over the requisite service period, which is generally the vesting period of the respective award. We recognize forfeitures as they occur.

The majority of our stock-based compensation awards are subject to either service- or performance-based vesting conditions. We apply the straight-line method of expense recognition to all awards with service-based vesting and recognize stock-based compensation for performance-based awards over the service period using the accelerated attribution method to the extent achievement of the of performance condition is probable.

We estimate the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model, which uses inputs such as the fair value of our common stock, assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. The fair value of our common stock is used to determine the fair value of restricted stock awards.

Prior to our IPO in June 2021, there was no public market for our common stock. As a result, prior to our IPO, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Following our IPO, the fair value of our common stock is determined based on the quoted market price of our common stock.

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

However, as described in Note 2 to our financial statements included elsewhere in this Annual Report, we early adopted certain accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies to the extent early adoption is permitted. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of: (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) December 31, 2026, (iii) the date on which we are deemed to be a “large accelerated filer,” under the rules of the SEC, which means the market value of equity securities that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statement and Other Supplementary Information.

Graphite Bio, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Graphite Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Graphite Bio, Inc. (the "Company") as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' deficit, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Francisco, California

March 20, 2022

We have served as the Company’s auditor since 2021.

Graphite Bio, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$376,976	$19,782
Restricted cash	—	35
Prepaid expenses and other current assets	4,760	1,286
Total current assets	381,736	21,103
Restricted cash, non-current	1,716	—
Property, plant and equipment, net	6,507	1,461
Operating lease right-of-use assets	11,574	—
Other assets	454	—
Total assets	$401,987	$22,564
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,453	$630
Accrued compensation	2,689	466
Accrued research costs	633	1,764
Accrued expenses and other current liabilities	886	126
Current portion of operating lease liabilities	5,482	—
Series A redeemable convertible preferred stock tranche liability	—	29,062
Total current liabilities	12,143	32,048
Non-current operating lease liabilities	5,794	—
Other liabilities	—	316
Total liabilities	17,937	32,364
Commitments and contingencies (Note 6)
Series A redeemable convertible preferred stock, $0.00001 par value; zero and 45,024,986 shares authorized as of December 31, 2021 and 2020, respectively; zero and 30,019,945 shares issued and outstanding as of December 31, 2021 and 2020, respectively; aggregate liquidation preference of $30,020 as of December 31, 2020	—	55,608
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value, 10,000,000 and zero shares authorized as of December 31, 2021 and 2020, respectively; and no shares issued and outstanding as of December 31, 2021 and 2020, respectively;	—	—
Common stock, $0.00001 par value, 300,000,000 and 80,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 58,010,823 and 10,279,102 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1	—
Additional paid-in-capital	525,400	5,183
Accumulated deficit	(141,351)	(70,591)
Total stockholders’ equity (deficit)	384,050	(65,408)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$401,987	$22,564

The accompanying notes are an integral part of these financial statements.

Graphite Bio, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$37,932	$9,123
General and administrative	22,511	4,377
Total operating expenses	60,443	13,500
Loss from operations	(60,443)	(13,500)
Other income (expense), net:
Other income, net	24	—
Related party convertible note interest expense	—	(40)
Change in fair value of the Series A redeemable convertible preferred stock tranche liability	(10,341)	(54,833)
Total other income (expense), net	(10,317)	(54,873)
Net loss and comprehensive loss	$(70,760)	$(68,373)
Net loss per share attributable to common stockholders—basic and diluted	$(2.45)	$(29.93)
Weighted-average shares used in computing net loss per share—basic and diluted	28,919,255	2,284,087

The accompanying notes are an integral part of these financial statements.

Graphite Bio, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share data)

									Total
	Redeemable Convertible Preferred Stock				Common		Additional		Stockholders’
	Series A		Series B		Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	—	$—	—	$—	—	$—	$—	$(2,218)	$(2,218)
Common stock issued to founders and investor	—	—	—	—	8,548,517	—	—	—	—
Issuance of restricted common stock	—	—	—	—	832,983	—	—	—	—
Issuance of redeemable convertible preferred stock upon conversion of outstanding related party convertible note and accrued interest	5,019,945	5,020	—	—	—	—	—	—	—
Related party convertible note and accrued interest cancellation	—	—	—	—	—	—	2,225	—	2,225
Issuance of redeemable convertible preferred stock for cash, net of issuance costs of $184 and fair value of tranche liability of $3,329	25,000,000	21,488	—	—	—	—	—	—	—
Reclassification of tranche liability upon settlement	—	29,100	—	—	—	—	—	—	—
Obligation to issue common stock shares for license	—	—	—	—	—	—	2,772	—	2,772
Stock-based compensation expense	—	—	—	—	—	—	177	—	177
Common stock issued upon early exercise of options	—	—	—	—	897,602	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	9	—	9
Net loss and comprehensive loss	—	—	—	—	—	—	—	(68,373)	(68,373)
Balance at December 31, 2020	30,019,945	$55,608	—	$—	10,279,102	$—	$5,183	$(70,591)	$(65,408)
Common stock issued upon exercise of options	—	—	—	—	33,906	—	42	—	42
Common stock issued upon early exercise of options	—	—	—	—	918,825	—	—	—	—
Common stock issued under ESPP	—	—	—	—	39,894		306	—	306
Issuance of Series A redeemable convertible preferred stock for cash, net of issuance costs of $4	15,000,000	14,997	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock for cash, net of issuance costs of $226	—	—	29,792,487	150,524	—	—	—	—	—
Reclassification of tranche liability upon settlement	—	39,403	—	—	—	—	—	—	—
Issuance of common stock in connection with License Agreement with Stanford	—	—	—	—	640,861	—	—	—	—
Repurchase of common stock in connection with terms of License Agreement with Stanford	—	—	—	—	(624,845)	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	16,100,000	—	251,323	—	251,323
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	(45,019,945)	(110,008)	(29,792,487)	(150,524)	30,761,676	1	260,531	—	260,532
Vesting of early exercised stock options	—	—	—	—	—	—	144	—	144
Repurchase of unvested early exercised stock options	—	—	—	—	(138,596)	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	7,871	—	7,871
Net loss and comprehensive loss	—	—	—	—	—	—	—	(70,760)	(70,760)
Balance at December 31, 2021	—	$—	—	$—	58,010,823	$1	$525,400	$(141,351)	$384,050
The accompanying notes are an integral part of these financial statements

Graphite Bio, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(70,760)	$(68,373)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	734	121
Noncash lease expense	1,460	—
Interest expense related to convertible notes	—	40
Stock-based compensation expense	7,871	177
Change in fair value of the Series A redeemable convertible preferred stock tranche liability	10,341	54,833
Issuance of common stock to Stanford	—	2,772
Changes in assets and liabilities:
Prepaid expenses and other current assets and other assets	(3,914)	(1,286)
Accounts payable	1,825	594
Accrued compensation	2,223	466
Accrued research costs	(1,131)	1,764
Accrued expenses and other current liabilities and other liabilities	257	171
Operating lease liabilities	(1,758)	—
Net cash used in operating activities	(52,852)	(8,721)
Cash flows from investing activities:
Purchases of property and equipment	(5,740)	(1,545)
Net cash used in investing activities	(5,740)	(1,545)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	165,521	24,816
Proceeds from issuance of common stock under initial public offering, net of issuance costs	251,323	—
Proceeds from issuance of convertible note to related party	—	5,000
Proceeds from issuance of common stock upon exercise of stock options	28	—
Proceeds from issuance of common stock upon early exercises of stock options	289	261
Proceeds from issuance under employee stock purchase plan	306	—
Net cash provided by financing activities	417,467	30,077
Net increase in cash, cash equivalents and restricted cash	358,875	19,811
Cash, cash equivalents and restricted cash, at beginning of period	19,817	6
Cash, cash equivalents and restricted cash, at end of period	$378,692	$19,817
Reconciliation of cash, cash equivalents and restricted cash to statement of financial position:
Cash and cash equivalents	376,976	19,782
Restricted cash	1,716	35
Cash, cash equivalents and restricted cash in statement of financial position	$378,692	$19,817
Supplemental disclosures of non-cash investing and financing information:
Issuance of redeemable convertible preferred stock upon conversion of outstanding related party convertible note and accrued interest	$—	$5,020
Related party convertible note and accrued interest cancellation	$—	$(2,225)
Purchases of property and equipment included in accounts payable	$(75)	$(35)
Settlement of redeemable convertible preferred stock tranche liability	$(39,403)	$(29,100)
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	$260,532	$—
Additions to right-of-use assets from new operating lease liabilities	$13,034	$—
Vesting of early exercised stock options	$144	$9
Repurchase of unvested early exercised shares included in accounts payable	$(42)	$—
Proceeds from issuance of common stock upon exercise of stock options included in accounts receivable	$(14)	$—

The accompanying notes are an integral part of these financial statements.

Graphite Bio, Inc.

Notes to Financial Statements

1. Description of Business, Organization and Liquidity

Organization and Business

Graphite Bio, Inc. (the “Company”) is a clinical-stage, next-generation gene editing company harnessing high-efficiency targeted gene integration to develop a new class of therapies to potentially cure a wide range of serious and life-threatening diseases. The Company is pioneering a precision gene editing approach to achieve one of medicine’s most elusive goals: to precisely “find & replace” any gene in the genome. The Company’s next-generation gene editing platform allows the Company to precisely correct mutations, replace entire disease-causing genes with normal genes, or insert new genes into predetermined, safe locations. The Company’s lead product candidate GPH101 is a highly differentiated approach with the potential to directly correct the mutation that causes sickle cell disease (SCD) and restore normal adult hemoglobin (HgbA) expression. On November 17, 2021, the Company announced the enrollment of the first patient in the Company’s Phase 1/2 clinical trial of GPH101. The Company expects to report initial proof-of-concept data in 2023.

From its inception in 2017, the Company’s primary activities have been to perform research and development, undertake preclinical studies and enable manufacturing activities in support of its product development efforts, organize and staff the Company, establish its intellectual property portfolio, and raise capital to support and expand such activities.

The Company was incorporated in Ontario, Canada in June 2017 as Longbow Therapeutics Inc., and was reincorporated in the State of Delaware in October 2019. In February 2020, the Company changed its name to Integral Medicines, Inc., and again in August 2020, changed the name to Graphite Bio, Inc. Research and development of the Company’s initial technology ceased at the end of 2018, and the Company did not have any significant operations or any research and development activities in 2019. In March 2020, the Company identified new gene editing technology which the Company sought to further develop, and the Company licensed the related intellectual property rights from The Board of Trustees of the Leland Stanford Junior University (“Stanford”) in December 2020 (Note 5).

Reverse Stock Split

On June 18, 2021, the Company’s board of directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse stock split of the Company’s issued and outstanding common stock at a 1 for 2.432 ratio, which was effected on June 21, 2021. The par value and authorized shares of common stock and convertible preferred stock were not adjusted as a result of the reverse stock split. All issued and outstanding common stock, options to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented. The financial statements have also been retroactively adjusted to reflect a proportional adjustment to the conversion ratio for each series of preferred stock that was effected in connection with the reverse stock split.

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

Liquidity Matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operations have historically been financed through the issuance of common and redeemable convertible preferred stock. The Company has incurred significant operating losses and negative net cash flows from operations since inception. During the year ended December 31, 2021, the Company incurred a net loss of $70.8 million and had negative net cash flows from operating activities of $52.9 million. The Company had an accumulated deficit of $141.4 million as of December 31, 2021 and will continue to require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its drug candidates currently in development. As of December 31, 2021, the Company had cash, cash equivalents and restricted cash of $378.7 million.

Management believes that its existing cash, cash equivalents and restricted cash are sufficient to continue operating activities for at least 12 months following the issuance date of these financial statements.

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

The recent surge of the COVID-19 Omicron variant, which began around the same time that the Company’s Phase 1/2 clinical trial of GPH101 initially opened for enrollment, has impacted trial enrollment and site operations, including resourcing and staffing, resulting in a delay in timelines to anticipated data. In particular, the treatment of the first patient in the Phase 1/2 clinical trial was delayed due to a prospective participant becoming infected with COVID-19. The impact of the COVID-19 pandemic on the Company’s financial performance will depend on future developments, including the duration and spread of the pandemic, including new variants of the virus, its impact on the Company’s clinical trial enrollment, trial sites, contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other third parties with whom it does business, its impact on regulatory authorities and the Company’s key scientific and management personnel, progress of vaccination and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets or the overall economy are impacted for an extended period, the Company’s business may be materially adversely affected.

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Presentation Reclassification

Certain amounts in accrued expenses reported in the Company's prior year financial statements have been reclassified as accrued research costs to conform to the current year presentation. These reclassifications had no net effect on the net loss or net cash flows as previously reported.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates estimates and assumptions, including but are not limited to those related to the fair value of a derivative redeemable convertible preferred stock tranche liabilities, the fair value of redeemable convertible preferred stock and common stock, stock-based compensation expense, accruals for research and development costs, the present value of lease payments of our leases on the respective lease commencement dates, the valuation of deferred tax assets, and uncertain income tax positions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Concentration of Credit Risk

Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. Substantially all of the Company’s cash and cash equivalents are deposited in accounts with major financial institution and amounts may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institution in which the cash and cash equivalents are held. The Company has not experienced any losses on deposits of cash and cash equivalents.

Risks and Uncertainties

The Company is subject to certain risks and uncertainties, including, but not limited to, changes in any of the following areas that the Company believes could have a material adverse effect on the future financial position or results of operations: the timing of, and the Company’s ability to advance its current and future product candidates into and through clinical development; costs and timelines associated with the manufacture of clinical supplies of the Company’s product candidates; regulatory approval and market acceptance of, and reimbursement for its product candidates; performance of third-party CROs and CMOs; competition from pharmaceutical companies with greater financial resources or expertise; protection of the intellectual property; litigation or claims against the Company based on intellectual property or other factors; and its ability to attract and retain employees necessary to support its growth. Disruption from CROs’, CMOs’ or suppliers’ operations would likely have a negative impact on the Company’s business, financial position and results of operations.

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All of the Company’s long-lived assets are based in the United States.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2021 and 2020, cash and cash equivalents consisted of cash and money market funds.

Restricted Cash

Restricted cash of $1,716 and $35 as of December 31, 2021 and 2020, respectively, represented security deposits in the form of letters of credit issued in connection with the leases of the Company’s headquarters (Notes 5 and 7).

Deferred Offering Costs

Costs incurred in connection with the IPO primarily consist of direct incremental legal, printing and accounting fees. IPO costs are capitalized as incurred and will be offset against proceeds upon consummation of the offering. In the event the offering had been terminated or abandoned, deferred IPO costs would have been expensed in the period such determination had been made. No deferred offering costs were capitalized as of December 31, 2021 and 2020.

Property and Equipment, Net

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in the statements of operations and comprehensive loss in the period realized.

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

On January 27, 2021, the Company entered into a lease agreement for office and lab space in South San Francisco, CA that included two office suites. The lease terms for the office suites commenced in July and August 2021, respectively. Upon commencement of the leases, the Company recognized operating lease right-of-use assets of $4.1 million and operating lease liabilities of $4.1 million (see Note 7).

On August 30, 2021, the Company entered into a service agreement with The Laboratory for Cell and Gene Medicine (“LCGM”) that included an embedded operating lease as the manufacturing suite in LCGM’s facility is designated for the Company’s exclusive use though April 30, 2023. Upon commencement of the agreement, the Company recognized operating lease right-of-use assets of $5.3 million and operating lease liabilities of $5.3 million (see Notes 5 and 7).

On November 10, 2021, the Company entered into a sublease agreement for office space in Brisbane, CA. The lease terms for the sublease commenced in December 2021. Upon commencement of the lease, the Company recognized operating lease right-of-use assets of $3.2 million and operating lease liabilities of $3.2 million (see Note 7).

On November 17, 2021, the Company entered into a service agreement with Explora BioLabs, Inc (“Explora”) that included an embedded operating lease as the vivarium space is designated for the Company’s exclusive use through November 2023. Upon commencement of the lease, the Company recognized operating lease right-of-use assets of $0.6 million and operating lease liabilities of $0.6 million (see Notes 5 and 7).

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

Fixed lease expense for operating leases is recognized on a straight-line basis, unless the right-of-use assets have been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the statements of operations and comprehensive loss. Variable lease expenses are recognized as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses in the statements of operations and comprehensive loss.

For operating leases for which the right-of-use assets have been impaired, the Company will recognize the amortization of the right-of-use assets on a straight-line basis over the remaining respective lease term with lease expense included in operating expenses in the statements of operations and comprehensive loss.

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

Asset Acquisitions

The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions. In an asset acquisition, the cost allocated to acquire in-process research and development (“IPR&D”) with no alternative future use is charged to research and development expense at the acquisition date. Please refer to Note 6 for more details on asset acquisition.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows generated by the assets. There have been no such impairments of long-lived assets in the years ended December 31, 2021 and 2020.

Redeemable Convertible Preferred Stock Tranche Liabilities

The Company has determined that its obligation to issue additional shares of redeemable convertible preferred stock upon the occurrence of certain events or the Company’s Board of Directors (the “Board”) consent represents a freestanding financial instrument. The instrument is classified as a liability on the balance sheets and is subject to re- measurement at each balance sheet date and at the settlement date, any change in fair value is recognized through other income (expense) in the statements of operations and comprehensive loss.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The carrying amounts of financial instruments, including restricted cash, prepaid expenses and other current assets, accounts payable, accrued compensation, accrued expenses, and other liabilities, approximate fair value due to their short-term maturities. The cash invested in money-market funds and redeemable convertible preferred stock tranche liability are carried at fair value.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs include salaries, stock-based compensation, and benefits for employees performing research and development activities, an allocation of facility and overhead expenses, expenses incurred under agreements with consultants, CMOs, CROs and investigative sites that conduct preclinical studies, other supplies and costs associated with product development efforts, preclinical activities, and regulatory operations.

Accrued Research and Development Expenses

The Company has entered into various agreements with outsourced vendors, CROs and CMOs. Research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development services provided, but not yet invoiced, are included in accrued research costs on the balance sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. To date, there have been no material differences between estimates of such expenses and the amounts actually incurred.

Tax Credit Receivable

The Company is eligible for federal and California research and development credits for its research and development activities performed within the United States and California, respectively. The credits are, generally, available to offset federal and California income tax liabilities as applicable. The Company has applied $0.5 million of federal research and development credits to offset its federal payroll tax expenses as of the year ended December 31, 2021 due to its small business status. The Company is electing to utilize $0.3 million of current year R&D credit generated against the employer portion of the payroll tax.

Income Taxes

The Company accounts for income taxes using the asset and liability method. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In evaluating the ability to recover deferred income tax assets, the Company considers all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2021 and 2020, the Company has recorded a full valuation allowance on deferred tax assets.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Stock-Based Compensation Expense

The Company’s stock-based equity awards include restricted stock awards and stock options that are granted to employees and consultants that are accounted at fair value on the award grant date. Stock-based compensation expense is recognized over the awards’ vesting period on a straight-line basis and recorded as either research and development or general and administrative expenses in the statements of operations and comprehensive loss based on the function to which the related services are provided. Forfeitures are accounted for as they occur.

As there was no public market for the Company’s common stock prior to the initial public offering of its common stock in June 2021, the estimated fair value of common stock was determined by the Company’s board of directors as of the date of each option grant, with input from management, considering third-party valuations of its common stock, as well as the Company’s board of directors’ assessment of additional objective and subjective factors that it believed were relevant, and which may have changed from the date of the most recent third-party valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation. Following the closing of the initial public offering, the fair value of the Company’s common stock is determined based on the quoted market price of common stock. The Company also lacks company‑specific historical and implied volatility information for its stock. The Company estimates its expected stock price volatility and expected term based on the historical volatility and expected term of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The risk‑free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. There is no expected dividend yield since the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Employee Stock Purchase Plan

The Company recognizes stock-based expense related to shares issued pursuant to its Employee Stock Purchase Plan on a straight-line basis over the offering period, which is typically 6 months. The first offering period commenced on June 25, 2021 and ended on November 30, 2021. The second offering period commenced on December 1, 2021 and the third offering period will commence on June 1, 2022. The ESPP allows eligible employees to purchase shares of the Company's common stock at a 15 percent discount on the lower price of either (i) the offering period begin date or (ii) the purchase date. The Company estimates the fair value of shares to be issued under the ESPP using the Black-Scholes option-pricing model.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. There have been no items qualifying as other comprehensive income or loss, and as such, comprehensive loss was the same as net loss for the periods presented.

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, common stock subject to repurchase, restricted common shares issued, and stock options are considered to be potentially dilutive securities.

Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities. The Company’s redeemable convertible preferred stock contained participation rights in any dividend paid by the Company and was deemed to be a participating security during the year ended December 31, 2020. Restricted shares issued to the founders and upon early exercise of stock options also participate in dividends from the issuance date and are considered participating securities. Participating securities do not have a contractual obligation to share in losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. Under ASC 842, the Company determines if an arrangement is a lease at inception. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record right-of-use assets and lease liabilities for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today and are not recorded on the Company’s balance sheet. For non-public entities, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years, and early adoption is permitted. The Company early adopted the new standard as of January 1, 2021 on a modified retrospective basis with no cumulative adjustment to accumulated deficit since, as of the adoption date, the Company had only one operating lease, with a term of less than 12 months, and no plans to extend. The Company elected to take the practical expedient to not separate lease and non-lease components as part of the adoption. Lease agreements entered into after the adoption of Topic 842 that include lease and non-lease components are accounted for as a single lease component. Beginning on January 1, 2021, the Company’s operating leases, excluding those with terms less than 12 months, will be discounted and recorded as assets and liabilities on the Company’s balance sheet. As of December 31, 2021, the Company had operating lease right-of-use assets of $11.6 million and operating lease liabilities of $11.3 million related to the lease recorded on its balance sheets.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP or other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted the new standard as of January 1, 2021 with no material impact to its financial statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Credit Losses. The FASB also issued amendments and the initial ASU, and all updates are included herein as the Credit Losses standard or Topic 326. The new standard updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. As a result of adoption, the Company would present these financial assets, which includes available-for-sale debt securities, at the net amount it expects to collect. The amendment also requires that the Company records credit losses related to its available-for-sale debt securities as an allowance through net income rather than reducing the carrying amount under the historical, other-than-temporary-impairment model. The Company expects to early adopt the new standard as of January 1, 2022 with no material impact on its financial statements.

August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This standard is effective for fiscal years beginning after December 15, 2021, and the Company will adopt this standard as of January 1, 2022, utilizing the modified retrospective method. The Company does not have any convertible instruments as of December 31, 2021 and expects that the adoption of this standard will not have a material impact on its financial statements.

3. Fair Value Measurements

Assets and liabilities recorded at fair value on a recurring basis in the balance sheets, as well as assets and liabilities measured at fair value on a non-recurring basis or disclosed at fair value, are categorized based upon the level of judgment associated with inputs used to measure their fair values. The accounting guidance for fair value provides a framework for measuring fair value and requires certain disclosures about how fair value is determined. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.

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

As of December 31, 2021 and 2020, Level 1 securities consist of highly liquid money market funds, for which the carrying amounts approximate their fair values due to their short maturities. The Level 3 liability that is measured at fair value on a recurring basis is the redeemable convertible preferred tranche liability. The redeemable convertible preferred stock tranche liability is measured using the option pricing method by estimating the value using the Black-Scholes model. The inputs used in the Black-Scholes model include the fair value of the redeemable convertible preferred stock, the risk-free interest rate, the expected volatility and the expected term when the tranche will be settled.

Below are inputs used for the Level 3 liabilities in the year ended December 31, 2020:

Redeemable Convertible Preferred Stock Tranche Liability
As of December 31, 2020(1)
Value of Series A Preferred Stock per share	$2.94
Risk-free rate	0.08%
Expected volatility	85.7%
Term (in years)	0.13

(1)Includes assumptions for the tranche settled on December 28, 2020.

In February 2021, the Company closed on the third tranche of the Series A redeemable convertible preferred stock financing, the remaining tranche liability was settled and, as such, the Company did not have any Level 3 financial instruments measured at fair value as of December 31, 2021.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the years ended December 31, 2021 and 2020.

The following tables set forth the financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$376,976	$376,976	$—	$—

	December 31, 2020
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$19,782	$19,782	$—	$—
Liabilities:
Redeemable convertible preferred stock tranche liability	$29,062	$—	$—	$29,062

(1)Included within cash and cash equivalents on the balance sheet.

The following table provides a summary of changes in the estimated fair value of Level 3 financial instruments (in thousands):

Redeemable Convertible Preferred Stock Tranche Liability
Balance as of December 31, 2020	$29,062
Change in fair value	10,341
Settlement of Series A redeemable convertible preferred stock tranche liability	(39,403)
Balance as of December 31, 2021	$—

4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Advances to suppliers	$1,834	$956
Prepaid insurance	1,543	13
Other prepaid expenses	1,383	317
Total prepaid expenses and other current assets	$4,760	$1,286

Property and Equipment, Net

Property and equipment, net as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Furniture and fixtures	$3	$—
Computers and network equipment	108	24
Lab equipment	6,680	1,558
Leasehold improvements	94
Construction in progress	477	—
Total property and equipment	7,362	1,582
Less: accumulated depreciation	(855)	(121)
Total property and equipment, net	$6,507	$1,461

Depreciation expense for the years ended December 31, 2021 and 2020 was $0.7 million and $0.1 million, respectively.

Accrued Expenses

Accrued expenses as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Professional fees	$186	$55
Early exercise liability	337	—
Other accrued expenses	363	71
Total accrued expenses and other current liabilities	$886	$126

5. Significant Agreements

Stanford Exclusive License Agreement

In December 2020, the Company entered into an exclusive license agreement (the “License Agreement”), with The Board of Trustees of the Leland Stanford Junior University (Stanford), pursuant to which Stanford granted us a worldwide license to specified technology and patent rights to develop, manufacture and commercialize human prophylactic and therapeutic products. Other than with respect to specified, broadly applicable assays and procedures and subject to retained rights by Stanford, the license is exclusive with respect to human prophylactic and therapeutic products for the treatment of SCD, XSCID and beta thalassemia. The license is non-exclusive with respect to those broadly applicable assays and procedures and with respect to all human prophylactic and therapeutic products other than for the treatment of SCD, XSCID and beta thalassemia.

Pursuant to the License Agreement, the Company paid an upfront license fee of $50.0 thousand, and as additional consideration for the license, the Company agreed to issue to Stanford approximately 640,861 shares of our common stock. As of December 31, 2020, the Company recorded its obligations to issue Stanford shares of common stock at an estimated fair value of $2.8 million to additional paid in capital. The common shares are expected to be issued when Stanford provides the inventors’ names for allocation of the shares. Stanford also had an option to buy up to 10% of newly issued shares in the future private financings at the price paid by other participating investors. During the year ended December 31, 2021, the Company entered into amendments to the License Agreement, pursuant to which it extended the time when the shares will be issued to May 7, 2021.

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

In connection with the License Agreement, the Company reimbursed Stanford $0.2 million for previously incurred patent costs, which were recorded in general and administrative expenses for the year ended December 31, 2020 and, in addition, is obligated to reimburse future patent costs. During the year ended December 31, 2021, the reimbursements of patent costs to Stanford were minimal. During the year ended December 31, 2021, the Company has recognized a minimal amount in research and development expense in connection with the License Agreement

The Company is also obligated to pay annual maintenance fees as follows: $5.0 thousand in the first year, $10.0 thousand in each year 2 and 3, $25.0 thousand in each year 3 through 6, $50.0 thousand each subsequent year until first commercial sale and $200.0 thousand each subsequent year after the first commercial sale.

The Company is also obligated to make future development and regulatory milestone payments in total of up to $5.3 million, sales-based milestone payments of up to $7.5 million and royalties on future sales at percentage rates ranging in the low single digits. In addition, if the Company receives any sublicense income, it is required to share it with Stanford as a certain percentage defined for each milestone in the License Agreement. The Company will record the maintenance fees, when payable, and will record milestones when contingencies are resolved, and milestones are due. No milestones were achieved and recorded as of December 31, 2021 and 2020.

The term of the License Agreement expires on the later of (a) the expiration of the last patent or abandonment of the last patent application within the license patent rights or (b) the expiration of all royalty terms with respect to Licensed Products.

The Stanford License terminates on a product by product and country by country basis on the latest to occur of (i) expiration of the last valid claim of a licensed patent that covers the sale or manufacture of the applicable licensed product in such country, (ii) expiration of any period of regulatory exclusivity granted with respect to such licensed product in such country or (iii) ten years after the first commercial sale of such licensed product in a country Stanford also has a right to terminate the agreement if milestones plan is rejected by Stanford as specified in the License Agreement.

In January 2021, the Company entered into an option agreement (the “First Option Agreement”), with Stanford, pursuant to which Stanford granted the Company the right to obtain a license to specified patent rights relating to human prophylactic and therapeutic products. The Company may exercise the option in whole or in part to obtain a license under one or more of the optioned patent rights.

Subject to the Company’s exercise of the option under the First Option Agreement and its execution of an amendment to the License Agreement that incorporates the optioned patent rights and any optioned technology, the Company has agreed to issue to Stanford 132,137 shares of its common stock and pay a license execution fee of $10.0 thousand.

The term of the First Option Agreement expires 18 months after its effective date, subject to the Company’s right to extend such expiration date by up to an additional one year upon notice to Stanford and by another additional one year upon the reasonable agreement of Stanford. The First Option Agreement will terminate if the License Agreement terminates. As of December 31, 2021, the Company had not exercised the option under the First Option Agreement and no fees have been paid for the First Option Agreement.

In April 2021, the Company entered into an option agreement (the “Second Option Agreement”) with Stanford to negotiate the license for additional technologies from Stanford. Pursuant to the Second Option Agreement, the Company agreed to pay Stanford option fees in an aggregate amount of $30.0 thousand over the term of the option. As of December 31, 2021, the Company had not exercised the option under the Second Option Agreement and no fees have been paid for the Second Option Agreement.

LCGM Service Agreement

On August 30, 2021, the Company entered into a Master Manufacturing and Service Agreement with the Laboratory for Cell & Gene Medicine at Stanford (“LCGM MSA”). Pursuant to the LCGM MSA, LCGM will conduct clinical manufacturing, release testing, and product release for GPH101 in the Company’s Phase 1 clinical trial to treat SCD. During 2021, the Company entered into various SOWs under the LCGM MSA under which it received technology transfer and related services for HBB Beta-Globin Gene Variant for SCD, manufacturing engineer test runs, the exclusive use of a manufacturing suite at the LCGM facility, and Phase 1/2 clinical development and manufacturing of the HBB Variant for SCD. The Company has recognized $2.7 million in research and development expense in connection with the LCGM MSA as of December 31, 2021.

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

In consideration of the licenses and rights granted to the Company under the IDT License Agreement, the Company agreed to pay to IDT an upfront payment in the amount of $3.0 million and up to $5.3 million (or $8.8 million if the Company elects to expand the Field as described above to include both the beta thalassemia and lysosomal storage disorders fields) in total regulatory milestone payments. Each regulatory milestone payment is payable once on an indication-by-indication basis. In addition, the Company has agreed to pay IDT a low single-digit royalty on the net sales of products, subject to reductions in specified circumstances. The acquisition of the license was accounted for as an asset acquisition and as the acquired technology did not have an alternative use, the total consideration of $3.0 million was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2021.

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

During the year ended December 31, 2021, the Company has recognized $3.0 million in research and development expense in connection with the IDT License Agreement. There are no milestones probable as of December 31, 2021; therefore, no milestone payments have been recognized in the year ended December 31, 2021.

Bayside Lease

On December 16, 2021, the Company entered into a lease agreement with Bayside Area Development, LLC (“Bayside”) for 85,165 square feet of office and laboratory space at 233 E Grand Avenue, South San Francisco (the “Bayside Lease Agreement”). Pursuant to the Bayside Lease Agreement, the Company is expected to commence the lease on or before September 15, 2023 with a total term of 120 months. Future minimum lease payments under the Bayside Lease Agreement total $81.0 million, which does not include lease payments related to the Company’s one-time option to extend for an additional ten years.

As of December 31, 2021, the Company posted a security deposit in the amount of $1.6 million in the form of a letter of credit in connection with the Bayside Lease Agreement, which is classified as restricted cash, non-current on the balance sheet.

As of December 31, 2021, there was no right-of-use asset or lease liability recorded on the balance sheet for the Bayside Lease Agreement as the Company has not yet obtained possession of the space and as the lease has not yet commenced.

6. Commitments and Contingencies

Research and Development Agreements

The Company enters into contracts in the normal course of business with CROs for clinical trials, with CMOS or other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time. As of December 31, 2021 and 2020, there were no amounts accrued related to termination and cancellation charges as the Company has not determined cancellation to be probable.

License Agreements

The Company entered into the license agreements (Note 5), pursuant to which the Company is required to pay certain cash milestones contingent upon the achievement of specific events. No such milestones were achieved or probable as of December 31, 2021 and 2020. The Company is required to pay royalties on sales of products developed under this agreement. All products are in development as of December 31, 2021 and 2020 and no such royalties were due.

Legal Contingencies

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. Management is currently not aware of any legal matters that could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2021 and 2020, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

7. Operating Leases

Facility lease

In April 2020, the Company entered into a one-year lease agreement for its headquarter facility located in South San Francisco, California with a significant portion of the premises allocated to the research lab. Due to the COVID-19 pandemic, the use of the entire facility was temporarily designated to research, and as such, all associated costs were expensed as research and development. In addition to payment of base rent, the Company is also required to pay property taxes, insurance, and common area expenses. The Company records lease expense on a straight-line basis over the term of the lease. The original term of the lease was from May 11, 2020 to June 30, 2021 with an option to renew. In March 2021, the Company entered into an amendment to the lease agreement and extended the term of the lease to September 30, 2021. The lease expired without further renewal and was terminated on September 30, 2021. As of December 31, 2021 and December 31, 2020, the Company had a remaining obligation for the base rent related to the expired lease in the amount of $0.0 million and $0.2 million, respectively.

On January 27, 2021, the Company entered into a lease agreement for office and lab space in South San Francisco, California that included two office suites. The lease terms for the two office suites commenced during July and August 2021, respectively. The term of the lease is 44 months for the first office suite and 43 months for the second office suite with an option to extend the term for an additional two years on the same terms and conditions. This option to extend the lease term was not determined to be reasonably certain and therefore has not been included in the Company’s calculation of the associated operating lease liability under ASC 842. The corresponding right-of-use assets and lease liabilities related to the two office suites were recorded on the Company’s balance sheet upon the lease commencement date, which was the date the Company was deemed to have obtained control of the premises.

On November 10, 2021, the Company entered a sublease agreement for office and lab space located at Brisbane, California. The sublease expires on December 6, 2023. The corresponding right-of-use assets and lease liabilities related to the sublease were recorded on the Company’s balance sheet upon the lease commencement date, which was the date the Company was deemed to have obtained control of the premises.

As of January 1, 2021, the Company did not have any operating leases with terms greater than twelve months and accordingly, did not have any right-of-use assets for the lease that commenced in April 2020 recorded on its balance sheet. As of December 31, 2021, the Company had operating lease right-of-use assets of $6.7 million and operating lease liabilities of $7.2 million related to the office suite leases recorded on its balance sheet.

Embedded leases

The Company evaluated its vendor contracts to identify embedded leases, if any, and determined that two agreements with contract manufacturing suppliers constituted a lease under ASC 842 as the Company has the right to substantially all of the economic benefits from the use of the asset and can direct the use of the asset.

On May 10, 2021 and August 30, 2021, the Company and LCGM entered into the LCGM MSA and SOW #3, respectively, for the exclusive use of a manufacturing suite at the LCGM facility. SOW #3 will expire on April 30, 2023. Pursuant to the terms of SOW #3, LCGM agreed to provide the Company with certain dedicated space for the clinical manufacturing, release testing, and product release in the Company’s Phase 1 clinical trial to treat Sickle Cell Disease. The Company concluded that the agreement contains an embedded lease as the Company controls the use of a dedicated manufacturing suite and the equipment therein. The agreement includes fixed lease payments of $5.6 million through April 30, 2023.

The Company and Explora BioLabs, Inc. (“Explora”) entered into a License Service Agreement and Master Services Agreement (together, the “Explora Agreements”) on November 17, 2021 and December 16, 2021, respectively. Pursuant to the terms of the Explora Agreements, Explora agreed to provide a certain dedicated space to perform in vitro or in vivo studies, obtain or house research animals, and provide scientific or technical consultation to the Company. The Company concluded that the agreement contains an embedded lease as the Company controls the use of a dedicated manufacturing suite and the equipment therein. The Explora Agreements contain fixed lease payments of $0.7 million through November 2023.

Operating Lease Obligations

As of December 31, 2021, the current and non-current portions of the total liability for operating leases was $5.5 million and $5.8 million, respectively. As of December 31, 2021, the weighted average remaining lease term on the operating lease is 27 months. The weighted average incremental borrowing rate used to determine the operating lease liabilities included on the balance sheet was 8.4%.

As of December 31, 2021, the future minimum lease payments for the Company’s operating leases for each of the years ending December 31 were as follows (in thousands):

Amount
2022	$6,171
2023	4,332
2024	1,468
2025	375
2026	—
Thereafter	—
Total undiscounted lease payments	12,346
Present value adjustment	(1,070)
Total net lease liabilities	$11,276

Lease expense was $1.9 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.

Under the terms of the remaining lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $0.2 million for the year ended December 31, 2021, including non-lease components such as common area maintenance fees, taxes, and insurance.

The following information represents supplemental disclosure for the statement of cash flows related to the operating leases (in thousands):

December 31,
2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$2,034

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

In connection with the issuance of Series A redeemable convertible preferred stock, in the year ended December, 31, 2020, the Company incurred issuance costs of $0.2 million. As of December 31, 2020, the redeemable convertible preferred stock tranche liability related to the third tranche shares was remeasured at fair value of $29.1 million and continued to be reported in current liabilities.

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

Prior to the closing of the third tranche of the Series A preferred stock financing in February 2021, the remaining tranche liability was remeasured at a fair value of $39.4 million. The Company recognized a loss of $10.3 million in the statement of operations and comprehensive loss related to the change in the fair value of the redeemable convertible preferred stock tranche liability during the year ended December 31, 2021.

In connection with the closing of the third tranche of Series A redeemable convertible preferred stock, during the year ended December 31, 2021, the Company incurred issuance costs of $4.0 thousand.

Series B Redeemable Convertible Preferred Stock

In March 2021, the Company issued 29,792,487 shares of the Series B redeemable convertible preferred stock at $5.06 per share for gross cash proceeds of $150.7 million. The Company incurred issuance costs of $0.2 million.

9. Common Stock

As of December 31, 2021 and 2020, the Company was authorized to issue 300,000,000 and 80,000,000 shares of its common stock with $0.00001 par value per share, respectively. Each share of the Company’s common stock is entitled to one vote. In connection with the IPO in June 2021, all outstanding shares of redeemable convertible preferred stock were converted into 30,761,676 shares of common stock. The IPO closed on June 29, 2021, pursuant to which the Company issued and sold 14,000,000 shares of its common stock at a public offering price of $17.00 per share.

On June 29, 2021, the underwriters also exercised their option to purchase an additional 2,100,000 shares of common stock at the IPO price, less the underwriting discounts and commissions. The closing of the offering of the additional shares occurred on July 2, 2021. The Company issued and sold 2,100,000 shares of its common stock at a public offering price of $17.00 per share.

Shares Reserved for Future Issuance

As of December 31, 2021 and 2020, the Company reserved common stock for future issuances as follows:

	December 31, 2021	December 31, 2020
Series A redeemable convertible preferred stock	—	12,343,727
Outstanding stock option awards	5,056,743	306,739
Shares available for future stock option grants	4,454,004	2,064,221
ESPP shares available for future grants	524,106	—
Total shares reserved for future issuance	10,034,853	14,714,687

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

The shares of the Company’s common stock issued to its founders for their advisory and consulting services vest monthly over four years with one year cliff from the vesting commencement date. The vesting commencement date was the date of the initial closing of the Series A preferred stock financing or June 24, 2020. Per the Series A agreement, the vesting of the founders’ common stock shares could be accelerated upon signing of term-sheet for the license with Stanford, a change in control, or if the service is terminated by the Company without cause. The Company signed the term sheet with Stanford in June 2020 and as a result 912,212 shares of founders’ common stock vested pursuant to the acceleration terms.

If a founder terminates the relationship with the Company during the vesting period, the Company may repurchase any unvested restricted common stock at the price per share equal to the lower of (i) the original purchase price, subject to adjustment in the event of any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split, or (ii) the current fair market value as of the date the Company elects to exercise this repurchase. The repurchase right lapses in 180 days after the termination of the founder’s service or employment. During the vesting term, holders of founders’ common stock awards are deemed to be common stockholders and have the right to receive dividends and voting rights.

The founders’ shares of common stock are also subject to the Company’s option to repurchase per the Stanford Adjustment Repurchase Right, as described below.

The Company accounts for shares issued to founders as equity compensation awards and the estimated fair value at the grant date was minimal. 3,230,746 and 5,169,202 shares of founders’ common stock awards were unvested and expected to vest in 2.5 years and 3.5 years as of December 31, 2021 and 2020, respectively.

Stanford Adjustment Repurchase Right

Upon the issuance of shares of common stock to Stanford pursuant to the License Agreement, as discussed in Note 5, the Company has a right to repurchase from each founder and an investor a number of shares of common stock equal to the number of shares issued to Stanford multiplied the applicable number of shares issued to the founder or investor, as applicable, divided by 7,273,848 shares (a fully diluted number of shares of the Company at the end of March 2020, after founders and the investor’s shares were approved by the board of directors). The Stanford Adjustment Repurchase Right may be exercised by the Company within six months following the date of the issuance of the shares of common stock to Stanford. The repurchase price per share is equal to the lower of (i) the purchase price, subject to adjustment in the event of any reorganization, recapitalization, reclassification, etc., or (ii) the current fair market value as of the date the Company elects to exercise its Stanford Adjustment Repurchase Right.

On May 7, 2021, the Company issued an aggregate of 640,861 shares of the Company’s common stock to Stanford and certain individuals designated by Stanford in consideration for rights granted to the Company under the Company’s exclusive license agreement.

On June 18, 2021, the Company exercised its right to repurchase an aggregate of 624,845 shares from each founder and investor under the Stanford Adjustment Repurchase Right. As of December 31, 2021, the Company has not exercised the right to purchase the remaining 16,016 shares.

The Company accounts for the founders and investor’s shares of restricted common stock as equity share-based awards.

10. Equity Incentive Plans

2020 Stock Option and Grant Plan

The Company grants share-based awards under the 2020 Stock Option Plan, as amended (the “2020 Plan”). The Company may grant under the 2020 Plan incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and other share-based awards to the Company’s officers, employees, directors and consultants. Options under the 2020 Plan may be granted for periods of up to 10 years and at prices no less than 100.0% of the estimated fair value of the shares on the date of grant as determined by the Board, provided, however, that the exercise price of an incentive stock option granted to a 10.0% stockholder shall not be less than 110.0% of the estimated fair value of the shares on the date of grant and the option is not exercisable after the expiration of five years from the date of grant. Options generally vest monthly over four years with or without one year cliff vesting. Per the 2020 Plan, granted options maybe early exercised prior to vesting and the Company will issue shares of restricted stock upon the early exercise with vesting terms consistent with the original grant. Upon completion of the Company’s IPO, the remaining shares available for issuance under the 2020 Plan were retired.

2021 Stock Option and Grant Plan

In June 2021, the Company’s Board of Directors approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”) that became effective immediately prior to the date when the Company’s prospectus was declared effective by the SEC on June 24, 2021. The Company will initially reserve 5,636,000 shares of common stock for issuance of awards under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee. The option exercise price of each option will be determined by our compensation committee but generally may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. The term of each option will be fixed by the Company’s compensation committee and may not exceed ten years from the date of grant. The grant date fair value of all awards made under the 2021 Plan and all other cash compensation paid by the Company to any non-employee director for services as a non-employee director in any calendar year may not exceed $1.0 million for the first year of service and $750.0 thousand for each year of service thereafter.

The table below presents a summary of activities and a reconciliation of shares of common stock remaining for grant under the 2020 Plan and 2021 Plan during the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Shares authorized under 2020 and 2021 Plans	5,636,000	4,101,545
Options granted	(1,320,592)	(1,204,341)
Options early exercised and repurchased	138,596	—
Restricted stock awards granted	—	(832,983)
Remaining shares available for grant	4,454,004	2,064,221

Restricted Stock Awards

During the year ended December 31, 2020, the Company issued 832,983 shares as restricted stock awards under the 2020 Plan. The purchase price of the restricted common stock awards was fair value as determined by the Board at the issuance date. The shares vest monthly over four years with the one-year cliff vesting from the grant date. Upon termination of employment, the Company has the right to repurchase any unvested restricted shares. The repurchase price for unvested shares of common stock will be the lower of (i) the fair market value on the date of repurchase or (ii) their original purchase price. There were no shares issued during the year ended December 31, 2021.

The Company accounted for restricted stock awards as early exercised options and recognized a liability in other liabilities when cash was received for the purchase of shares of restricted stock awards. As shares of restricted stock awards vest, the Company reclassified the liability to common stock and additional paid in capital. As of December 31, 2021 and 2020, the Company recorded a minimal liability for restricted stock awards included in accrued expenses and other current liabilities.

Awards granted during the year ended December 31, 2020 had an estimated weighted average grant date fair value per share of $0.05 and the total fair value of such awards was $36.0 thousand. No restricted stock awards were cancelled or repurchased during the years ended December 31, 2021 and 2020. There were 345,966 and no shares of restricted stock vested as of December 31, 2021 and 2020, respectively.

Employee Stock Purchase Plan

In June 2021, the Company’s board of directors and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) which became effective upon the IPO. The 2021 ESPP is intended to qualify as an employee stock purchase plan under

Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Company’s board of directors and the Compensation Committee of the board of directors. Under the 2021 ESPP, 564,000 shares of the Company’s common stock have been initially reserved for employee purchases of the Company’s common stock. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. The first purchase period commenced upon the completion of the Company’s IPO and ended on November 30, 2021 upon which 39,894 shares were issued. The second purchase period commenced on December 1, 2021 and will end on May 31, 2022. The Company recorded $0.1 million in accrued liabilities as of December 31, 2021.

Year Ended December 31,
2021
Expected volatility	72.00% - 74.00%
Expected dividend yield	0.00%
Expected term (in years)	0.44 - 0.5
Risk-free interest rate	0.10% - 1.00%

Incentive Stock Options and Nonqualified Stock Options

Stock options issued under the 2020 Plan, generally, vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the individual award agreements.

The Company used the Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards granted during the periods presented, with the following assumptions.

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Expected volatility	72.00% - 77.74%	77.91% - 79.18%
Expected dividend yield	0%	0%
Expected term (in years)	5.48 - 6.04	5.91 - 6.07
Risk-free interest rate	0.56% - 1.34%	0.37% - 0.53%

A summary of option activity under the 2020 Plan and the 2021 Plan during the year ended December 31, 2021 is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2020	306,739	$0.29	9.9	$1,365
Options granted - 2020 Plan	4,986,847	$5.39
Options exercised	(952,731)	$0.33
Options granted - 2021 Plan	1,320,592	$16.15
Options cancelled	(604,704)	$5.99
Outstanding as of December 31, 2021	5,056,743	$8.77	9.2	$18,503
Exercisable	563,228	$5.11	7.9	$4,126
Vested and expected to vest as of December 31, 2021	5,056,743	$8.77	9.2	$18,503

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of December 31, 2021. The weighted-average grant date fair value of options granted during the year ended December 31, 2021 is $6.13 per share. The intrinsic value of the stock options exercised was $5.0 and $2.8 million for the years ended December 31, 2021 and 2020.

Early Exercise of Stock Options

The terms of the 2020 Plan permit the exercise of options granted prior to vesting, subject to required approvals. The unvested shares are subject to the repurchase right upon termination of employment at the original purchase price. The repurchase right lapses in 180 days after the termination of the employee’s employment. Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules. Cash received for early exercised stock options is recorded as other liabilities on the balance sheet and is reclassified to common stock and additional paid-in capital as such shares vest. During the year ended December 31, 2021, the Company repurchased 138,596 shares that were previously early exercised.

At December 31, 2021 and 2020, 1,195,631 and 865,129 shares remained subject to the right of repurchase as a result of the early exercised stock options. The remaining liability related to early exercised shares as of December 31, 2021 and 2020 was $0.3 million and $0.3 million and was recorded in accrued expenses and other current liabilities and other liabilities, respectively, in the balance sheet.

Stock-Based Compensation Expense

The following table presents the components of stock-based compensation expense for the Company’s stock-based awards for the year ended December 31, 2021 (in thousands):

	Year Ended December 31,
	2021	2020
Restricted stock awards and founders’ common stock awards	$9	$6
ESPP	215	—
Stock options	7,647	171
Total stock-based compensation expense	$7,871	$177

The above stock-based compensation expense also includes the expenses of $0.3 million and $0.0 million related to stock options issued to non-employees during the years ended December 31, 2021 and 2020, respectively.

The following table presents the classification of stock-based compensation expense for the Company’s stock-based awards for the year ended December 31, 2021 (in thousands):

	Year Ended December 31,
	2021	2020
Research and development expenses	$2,685	$123
General and administrative expenses	5,186	54
Total stock-based compensation expense	$7,871	$177

As of December 31, 2021 and 2020, there was $30.5 million and $2.9 million of unrecognized stock-based compensation expense related to the employee and non-employee awards, which is expected to be recognized over a weighted-average period of 3.3 years and 3.7 years, respectively.

11. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(70,760)	$(68,373)
Denominator:
Weighted-average common shares outstanding	35,121,114	7,003,742
Less: weighted-average unvested restricted shares and shares subject to repurchase	(6,201,859)	(4,719,655)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders	28,919,255	2,284,087
Net loss per share attributable to common stockholders— basic and diluted:	$(2.45)	$(29.93)

Anti-dilutive Outstanding Shares or Equivalents

The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2021	2020
Redeemable convertible preferred stock	—	12,343,727
Options to purchase common stock	5,056,743	306,739
Common stock subject to vesting or repurchase	4,774,798	6,002,187
Employee Stock Purchase Plan shares	99,252	—
Total	9,930,793	18,652,653

12. Related Party Transactions

Related Party Convertible Notes and Expenses Reimbursement

In June 2017, the Company issued a convertible promissory note (the “2017 Note”) to its sole investor, Versant, for $2.0 million with 4% annual interest rate payable upon maturity in December 2018. The outstanding principal amount of the 2017 Note and any unpaid accrued interest were automatically convertible into preferred shares sold in a qualified financing, as defined in the agreement at a conversion price equal to the lesser of: 80% of the purchase price paid per preferred share, and $5.0 million divided by the aggregate number of the Company’s fully diluted equity immediately prior to the closing of the qualified financing. The Company could not prepay the 2017 Note without the consent of the holder. In an event of change of control, the holder could, at the option of the holder and upon written notice to the Company, elect to convert the principal and accrued interest as of the date of such election (if not previously converted or repaid) into number of shares of the Company’s common shares at the conversion price equal to $3.0 million divided by the aggregate number of the Company’s fully diluted equity immediately prior to the date of such election. On the maturity date, the holder could, at the option of the holder and upon a written notice to the Company, elect to convert the principal and accrued interest into number of shares of a newly designated series of the Company’s preferred shares (at the conversion price equal to $3.0 million divided by the aggregate number of the Company’s fully diluted equity prior to the maturity date. Upon an event of default, as defined in the agreement, at the option and upon the declaration of the holder and upon written notice to the Company, all principal and unpaid accrued interest would become due and payable.

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

In March 2020, the Company issued a new convertible promissory note (the “2020 Note”) for $5.0 million to the same investor with an interest rate of 1.6% per annum payable at maturity in March 2021. The outstanding principal amount of the 2020 Note and any unpaid accrued interest were automatically convertible into the Company’s preferred shares sold in a qualified financing, as defined in the agreement, into that number of preferred shares sold in such qualified financing as is equal to the quotient of (i) the conversion amount (note principal and accrued interest) divided by (ii) the per share price at which the preferred shares are sold in such qualified financing and on such other terms and conditions provided to investors in the qualified financing. The Company could not prepay the note without the consent of the holder. In an event of change of control, the holder could, at the option of the holder and upon written notice to the Company, elect to convert the principal and accrued interest as of the date of such election (if not previously converted or repaid) into number of shares of the Company’s common shares at the conversion price equal to $31.7 million divided by the aggregate number of the Company’s fully diluted equity immediately prior to the date of such election. On the maturity date, the holder could, at the option of the holder and upon a written notice to the Company, elect to convert the principal and accrued interest into number of shares of a newly designated series of the Company’s preferred shares (at the conversion price equal to $31.7 million divided by the aggregate number of the Company’s fully diluted equity prior to the maturity date. Upon an event of default, as defined in the agreement, at the option and upon the declaration of the holder and upon written notice to the Company, all principal and unpaid accrued interest would become due and payable.

The principal and accrued interest of the 2020 Note were converted to 5,019,945 shares of the Company’s Series A redeemable convertible preferred stock in June 2020, per its embedded share-settlement put option provision. Issued preferred shares were recorded at fair value at the issuance date, and there was no extinguishment gain or loss recorded on the conversion. Refer to Note 8 for more details on the Series A redeemable convertible preferred stock.

13. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2021 and 2020. The Company has incurred net operating losses only in the United States since its inception. The Company has not reflected any benefit of such net operating loss carryforwards in the financial statements.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate ate	21.00%	21.00%
State taxes	1.94	0.17
Others	(0.26)	(0.13)
Research and development credits	1.01	(0.05)
Cancellation of debt income	-	(0.61)
Tranche liability	(3.06)	(16.84)
Interest expense	-	(0.01)
Stock-based compensation	(0.96)	-
Change in valuation allowance	(19.67)	(3.53)
Provision for taxes	0.00%	0.00%

Net deferred tax assets and liabilities consisted of the following (in thousands):

	December 31
	2021	2020
Deferred tax assets:
Net operating losses - non-current	$12,006	$2,269
General business credit - non-current	2,682	81
Operating lease right-of-use assets	2,368	—
Stock based compensation	784	—
Accruals and reserves	525	105
Fixed assets	396	—
Other	2	—
Gross deferred tax assets	18,763	2,455
Valuation allowance	(16,332)	(2,414)
Net deferred tax assets	2,431	41
Fixed asset basis	—	(41)
Operating lease liabilities	(2,431)	—
Other	—	—
Gross deferred tax liabilities	(2,431)	(41)
Net deferred tax assets	$—	$—

Net operating losses and tax credit carryforwards were as follows as of December 31, 2021 (dollars in thousands):

	Year Ended December 31, 2021
	Amount	Expiration Years
Net operating losses, federal (starting from January 1, 2018)	$57,163	Do Not Expire
Net operating losses, state	29	12/31/2039
Tax credits, federal	2,304	12/31/2041
Tax credits, state	1,886	Do Not Expire

Utilization of the net operating loss carryforwards and research credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code, as amended, (“IRC”), and similar state provisions. Annual limitations may result in the expiration of the net operating losses and tax credit carryforwards before they are utilized. The Company did not perform an IRC Section 382 analysis and any previous ownership changes may result in a limitation that will reduce the total amount of net operating loss and tax credit carryforwards disclosed that can be utilized. Subsequent ownership changes may affect the limitation in future years.

During the years ended December 31, 2021 and 2020, the Company recorded a full valuation allowance on federal and state deferred balances since management does not forecast the Company to be in a profitable position in the near future. Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021 and 2020 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Valuation allowance at the beginning of the year	$2,414	$8
Increases recorded to income tax provision	13,918	2,406
Valuation allowance at the end of the year	$16,332	$2,414

The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years from inception through December 31, 2020. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2021	2020
Balance at beginning of year	$—	$—
Additions based on tax positions related to current year	1,258	—
Increased for prior period positions	149	—
Unrecognized tax benefit—December 31	$1,407	$—

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2021 and 2020, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.

14. Subsequent Events

The Company has evaluated all subsequent events that occurred after the date of the accompanying financial statements and determined that there were no events or transactions during this subsequent event reporting period which require recognition or disclosure in our financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Business Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Business Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Business Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact on our internal control over financial reporting during the period covered by this report despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 with respect to our 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 with respect to our 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 with respect to our 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 with respect to our 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Deloitte & Touche LLP, San Francisco, CA, PCAOB Auditor ID 34.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 with respect to our 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40532) filed on June 30, 2021).

3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40532) filed on June 30, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 11, 2021).

4.2

Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated March 11, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 4, 2021).

4.3	Description of Registrant’s Securities.

10.1#

2020 Stock Option and Grant Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 4, 2021).

10.2#

2021 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to Amendment No. 2 the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 21, 2021).

10.3#	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 2 the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 21, 2021).

10.4#

Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 2 the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 21, 2021).

10.5#

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to Amendment No. 2 the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 21, 2021).

10.6#

Offer Letter, by and between the Registrant and Josh Lehrer, M.D., dated March 1, 2020 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 4, 2021)

10.7#

Offer Letter, by and between the Registrant and Katherine V. Stultz, dated August 3, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 4, 2021)

10.8#

Offer Letter, by and between the Registrant and Philip P. Gutry, dated September 15, 2020 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 4, 2021)

10.9

Forms of Indemnification Agreement by and between the Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.9 to Amendment No. 2 the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 21, 2021).

10.10

Office Lease, by and between the Registrant and ARE-San Francisco No. 12, LLC, dated April 24, 2020, as amended by the First Amendment to Lease dated March 3, 2021 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 4, 2021).

10.11

Laboratory Lease, by and between the Registrant and ARE-San Francisco No. 65, LLC, dated February 26, 2021 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 4, 2021).

10.12†

Exclusive License Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated December 7, 2020 (incorporated by reference to Exhibit 10.12 to Amendment No. 2 the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 21, 2021).

10.13†

Amendment No. 1 to the Exclusive License Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated March 4, 2021 (incorporated by reference to Exhibit 10.13 to Amendment No. 2 the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 21, 2021)

10.14†

Amendment No. 2 to the Exclusive License Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated April 7, 2021 (incorporated by reference to Exhibit 10.14 to Amendment No. 2 the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 21, 2021)

10.15†

Exclusive Option Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated January 22, 2021 (incorporated by reference to Exhibit 10.15 to Amendment No. 2 the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 21, 2021)

10.16†

Exclusive Option Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated April 12, 2021 (incorporated by reference to Exhibit 10.16 to Amendment No. 2 the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 21, 2021)

10.17#	Executive Severance Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 2 the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 21, 2021).

10.18#

Advisor Agreement by and between the Registrant and Matthew Porteus, dated March 24, 2020 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 4, 2021).

10.19#

Advisor Agreement by and between the Registrant and Maria Grazia Roncarolo, dated March 26, 2020 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 4, 2021).

10.20†

License Agreement by and between the Registrant and Integrated DNA Technologies, Inc., dated June 7, 2021 (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 11, 2021).

10.21

Sublease Agreement between the Registrant and Annexon, Inc. dated November 10, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40532) filed on November 16, 2021).

10.22

Lease Agreement between the Registrant and Bayside Area Development, LLC dated December 16, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40532) filed on December 20, 2021).

10.23#	Offer Letter, by and between the Registrant and Alethia Young, dated October 25, 2021.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_____________

†Portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

#Indicates a management contract or any compensatory plan, contract or arrangement.

*

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

(b)	Financial Statements:

The financial statements of the Registrant are included in Item 8 of this Annual Report on Form 10-K.

(c)	Financial Statements Schedules:

Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

Item 16. Form 10-K Summary.

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHITE BIO, INC.

Date: March 21, 2022	By:	/s/ Josh Lehrer
Josh Lehrer, M.D.
President, Chief Executive Officer and Director

Each person whose individual signature appears below hereby constitutes and appoints Josh Lehrer, M.D. and Philip P. Gutry and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Josh Lehrer, M.D. Josh Lehrer, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2022

/s/ Philip P. Gutry Philip P. Gutry	Chief Business Officer, Head of Finance & Investor Relations (Principal Financial and Accounting Officer)	March 21, 2022

/s/ Perry Karsen Perry Karsen	Chairman of the Board and Director	March 21, 2022

/s/ Abraham Bassan Abraham Bassan	Director	March 21, 2022

/s/ Jerel Davis, Ph.D. Jerel Davis, Ph.D.	Director	March 21, 2022

/s/ Kristen M. Hege, M.D. Kristen M. Hege, M.D.	Director	March 21, 2022

/s/ Joseph Jimenez Joseph Jimenez	Director	March 21, 2022

/s/ Matthew Porteus, M.D., Ph.D. Matthew Porteus, M.D., Ph.D.	Director	March 21, 2022

/s/ Carlo Rizzuto, Ph.D. Carlo Rizzuto, Ph.D.	Director	March 21, 2022

/s/ Smital Shah Smital Shah	Director	March 21, 2022

/s/ Jo Viney, Ph.D. Jo Viney, Ph.D.	Director	March 21, 2022

*By:	/s/ Josh Lehrer
Josh Lehrer, M.D. Attorney-in-fact