Form 10-Q
period 2022-03-31
Graphite Bio, Inc.
filed 2022-05-12
CIK 1815776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of May 5, 2022, the registrant had 57,970,110 shares of common stock, $0.00001 par value per share, outstanding.

Summary of Risk Factors

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks are discussed more fully in the “Risk Factors” section of this Form 10-Q. These risks include, but are not limited to, the following:

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”), including its section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q may include, but are not limited to, statements about:

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

•

our ability to compete with companies currently marketing or engaged in the development and commercialization of precision gene repair therapies or other treatments for disease indications that our product candidates are intended to address;

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

We use various trademarks and trade names in our business, including without limitation our corporate name and logo. All other trademarks or trade names referred to in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

i

Graphite Bio, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$185,070	$376,976
Investments in marketable securities, current	154,112	—
Prepaid expenses and other current assets	4,574	4,760
Total current assets	343,756	381,736
Restricted cash, non-current	1,716	1,716
Investments in marketable securities, non-current	12,927	—
Property and equipment, net	9,374	6,507
Operating lease right-of-use assets	10,122	11,574
Other assets	711	454
Total assets	$378,606	$401,987
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,069	$2,453
Accrued compensation	1,023	2,689
Accrued research costs	1,879	633
Accrued expenses and other current liabilities	1,158	886
Operating lease liabilities, current	5,636	5,482
Total current liabilities	12,765	12,143
Operating lease liabilities, non-current	4,542	5,794
Total liabilities	17,307	17,937
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; and no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value, 300,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 58,010,823 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1	1
Additional paid-in-capital	528,793	525,400
Accumulated other comprehensive loss	(309)	—
Accumulated deficit	(167,186)	(141,351)
Total stockholders’ equity	361,299	384,050
Total liabilities and stockholders’ equity	$378,606	$401,987

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$18,246	$5,377
General and administrative	7,712	3,991
Total operating expenses	25,958	9,368
Loss from operations	(25,958)	(9,368)
Other income (expense), net:
Other income, net	123	—
Change in fair value of the Series A redeemable convertible preferred stock tranche liability	—	(10,341)
Total other income (expense), net	123	(10,341)
Net loss attributable to common stockholders	$(25,835)	$(19,709)
Unrealized loss on investments	(309)	—
Net loss and comprehensive loss	$(26,144)	$(19,709)
Net loss per share attributable to common stockholders—basic and diluted	$(0.48)	$(5.75)
Weighted-average shares used in computing net loss per share—basic and diluted	54,005,299	3,425,089

The accompanying notes are an integral part of these unaudited condensed financial statements

Graphite Bio, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

								Accumulated
	Redeemable Convertible Preferred Stock						Additional	Other		Total
	Series A		Series B		Common Stock		Paid in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	—	—	—	—	58,010,823	1	$525,400	$—	$(141,351)	$384,050
Stock-based compensation expense	—	—	—	—	—	—	3,342	—	—	3,342
Vesting of early exercised stock options	—	—	—	—	—	—	51	—	—	51
Unrealized loss on investment	—	—	—	—	—	—	—	(309)	—	(309)
Net loss	—	—	—	—	—	—	—	—	(25,835)	(25,835)
Balance at March 31, 2022	—	$—	—	$—	58,010,823	$1	$528,793	$(309)	$(167,186)	$361,299

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

								Accumulated
	Redeemable Convertible Preferred Stock				Common		Additional	Other		Total
	Series A		Series B		Stock		Paid in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2020	30,019,945	$55,608	—	$—	10,279,102	$—	$5,183	$—	$(70,591)	$(65,408)
Issuance of Series A redeemable convertible preferred stock for cash, net of issuance costs of $4	15,000,000	14,997	—	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock for cash, net of issuance costs of $226	—	—	29,792,487	150,524	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,033	—	—	1,033
Common stock shares issued upon early exercise of options	—	—	—	—	918,825	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	7	—	—	7
Reclassification of tranche liability upon settlement	—	39,403	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(19,709)	(19,709)
Balance at March 31, 2021	45,019,945	$110,008	29,792,487	$150,524	11,197,927	$—	$6,223	$—	$(90,300)	$(84,077)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(25,835)	$(19,709)
Adjustments to reconcile net loss to net cash used in operations:
Net amortization of premiums and discounts on marketable securities	45	—
Depreciation and amortization	440	90
Noncash lease expense	1,452	—
Stock-based compensation expense	3,342	1,033
Change in fair value of the Series A redeemable convertible preferred stock tranche liability	—	10,341
Changes in assets and liabilities:
Prepaid expenses and other current assets and other assets	(71)	(1,816)
Accounts payable	582	83
Accrued compensation	(1,666)	(179)
Accrued research costs	1,246	1,216
Accrued expenses and other current liabilities and other liabilities	323	881
Operating lease liabilities	(1,098)	—
Net cash used in operating activities	(21,240)	(8,060)
Cash flows from investing activities:
Purchases of property and equipment	(3,273)	(360)
Purchases of investments in marketable securities	(167,393)	—
Net cash used in investing activities	(170,666)	(360)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	165,632
Payment of deferred offering costs	—	(133)
Proceeds from issuance of common stock upon exercise of stock options	—	268
Net cash provided by financing activities	—	165,767
Net increase in cash, cash equivalents and restricted cash	(191,906)	157,347
Cash, cash equivalents and restricted cash, at beginning of period	378,692	19,817
Cash, cash equivalents and restricted cash, at end of period	$186,786	$177,164
Reconciliation of cash, cash equivalents and restricted cash to statement of financial position:
Cash and cash equivalents	185,070	177,015
Restricted cash	1,716	149
Cash, cash equivalents and restricted cash in statement of financial position	$186,786	$177,164
Supplemental disclosures of non-cash investing and financing information:
Issuance costs of redeemable convertible preferred stock in accrued expenses and accounts payable	$—	$111
Purchases of property and equipment included in accounts payable	$(109)	$(187)
Settlement of redeemable convertible preferred stock tranche liability	$—	$(39,403)
Deferred offering costs included in accounts payable and accrued expenses	$—	$(595)
Vesting of early exercised stock options	$51	$7

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Notes to Condensed Financial Statements

(unaudited)

1.	Description of Business, Organization and Liquidity

Organization and Business

Graphite Bio, Inc. (the “Company”) is a clinical-stage, next-generation gene editing company harnessing the power of high-efficiency precision gene repair to develop a new class of therapies to potentially cure a wide range of serious and life-threatening diseases. The Company is pioneering a precision gene editing approach to achieve one of medicine’s most elusive goals: to precisely “find & replace” any gene in the genome. The Company’s next-generation gene editing platform, called UltraHDR™, is designed to precisely correct mutations, replace entire disease-causing genes with functional genes, or insert new genes into predetermined, safe locations. The Company’s lead product candidate GPH101 is a highly differentiated approach with the potential to directly correct the mutation that causes sickle cell disease (SCD) and restore adult hemoglobin (HgbA) expression. On November 17, 2021, the Company announced the enrollment of the first patient in the Company’s Phase 1/2 clinical trial of GPH101. The Company expects to report initial proof-of-concept data in 2023.

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

Liquidity Matters

The Company has incurred significant operating losses since inception and has primarily relied on private equity and convertible debt financings to fund its operations. As of March 31, 2022, the Company had an accumulated deficit of $167.2 million. The Company expects to continue to incur substantial losses, and its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until then, the Company will need to continue to raise additional capital. Management expects that the existing cash, cash equivalents, and marketable securities of $352.1 million as of March 31, 2022 will be sufficient to fund its current operating plan for at least the next 12 months from the date of issuance of these condensed financial statements.

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

Certain amounts in accrued expenses reported in the Company's prior year condensed statement of cash flows have been reclassified as accrued research costs to conform to the current year presentation.

Unaudited Interim Condensed Financial Statements

The interim condensed balance sheet as of March 31, 2022 and the condensed statements of operations and comprehensive loss and changes in redeemable convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2022 and 2021 and the condensed statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022 and 2021. The financial data and the other financial information disclosed in these notes to the financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These condensed financial statements should be read in conjunction with the Company's audited financial statements and the related notes thereto for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the SEC.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed financial statements for the three months ended March 31, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except as noted below and within the "Adopted and Recently Issued Accounting Pronouncements" section.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates estimates and assumptions, including but not limited to those related to the fair value of the marketable securities, the fair value of redeemable convertible preferred stock and common stock, stock-based compensation expense, accruals for research and development costs, lease assets and liabilities, the valuation of deferred tax assets, and uncertain income tax positions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2022 and December 31, 2021, cash and cash equivalents consisted of cash, money market funds, and commercial paper.

Restricted Cash

Restricted cash of $1,716 as of March 31, 2022 and December 31, 2021 represented security deposits in the form of letters of credit issued in connection with the leases of the Company’s headquarters (Notes 6 and 8).

Marketable Securities

The Company’s marketable securities are accounted for as available-for-sale and recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive gain (loss).

The Company reviews its investment portfolio to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Operating Leases

The Company accounts for its operating leases by recording right-of-use assets and lease liabilities on the Company’s balance sheets in accordance with Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). Right-of-use assets represent the Company’s right to use an underlying asset over the lease term and include any lease payments made prior to the lease commencement date and are reduced by lease incentives. Lease liabilities represent the present value of the total lease payments over the lease term, calculated using the Company’s incremental borrowing rate. The incremental borrowing rate is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment. The Company recognizes options to extend a lease when it is reasonably certain that it will exercise such extension. The Company does not recognize options to terminate a lease when it is reasonably certain that it will not exercise such early termination options. Lease expense is recognized on a straight-line basis over the expected lease term.

Adopted and Recently Issued Accounting Pronouncements

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Thus, the Company has elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) the Company is no longer an emerging growth company or (ii) the Company affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. However as described below, the Company early adopted certain accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies to the extent early adoption is permitted.

In June 2016, the FASB issued ASU 2016-13, Credit Losses. The FASB also issued amendments and the initial ASU, and all updates are included herein as the Credit Losses standard or Topic 326. The new standard updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. As a result of adoption, the Company would present these financial assets, which includes available-for-sale debt securities, at the net amount it expects to collect. The amendment also requires that the Company records credit losses related to its available-for-sale debt securities as an allowance through net income rather than reducing the carrying amount under the historical, other-than-temporary-impairment model. With certain exceptions, the guidance is applied using a modified retrospective approach by reflecting adjustments through a cumulative-effect impact to retained earnings as of the beginning of the fiscal year of adoption. The Company early adopted the new standard under the modified retrospective approach as of January 1, 2022 with no material impact on its condensed financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The Company adopted this standard as of January 1, 2022 utilizing the modified retrospective method. The Company does not have any convertible instruments as of March 31, 2022 and the adoption of this standard did not have a material impact on its condensed financial statements.

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

As of March 31, 2022 and December 31, 2021, Level 1 securities consist of U.S. Treasury and money market funds, for which the carrying amounts are based on the quoted market prices in active markets.

As of March 31, 2022, Level 2 securities consist of highly rated commercial paper, for which fair value is determined through the use of models or other valuation methodologies. As of March 31, 2022, the Company had an immaterial amount of unrealized gains on its Level 2 securities.

During the periods presented, the Company did not have any Level 3 securities.

The following tables set forth the financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds (1)	$57,097	$57,097	$—	$—
Commercial paper (1)	127,973	—	127,973	—
Total cash equivalents	185,070	57,097	127,973	—
Marketable securities:
U.S. treasuries(2)	167,039	167,039	—	—
Total financial assets	$352,109	$224,136	$127,973	$—

	December 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets:
Money market funds (1)	$376,976	$376,976	$—	$—

(1)	Included within cash and cash equivalents on the condensed balance sheet.
(2)	Included within investments in marketable securities, current and investments in marketable securities, non-current on the condensed balance sheet.

4. Marketable Securities

All marketable securities were considered available-for-sale as of March 31, 2022. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type are summarized in the table below (in thousands):

	March 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as marketable securities	$167,352	$—	$(313)	$167,039
Total available-for-sale securities	$167,352	$—	$(313)	$167,039

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of March 31, 2022, the aggregate fair value of securities with remaining maturities of less than one year held by the Company in an unrealized loss position was $154.1 million. The aggregate fair value of securities with remaining maturities of more than one year held by the Company in an unrealized loss position was $12.9 million. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to its credit risk. As a result, the Company determined it did not hold any investments with a credit loss at March 31, 2022.

There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2022, and as a result, there were no reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

The Company did not hold any marketable securities as of December 31, 2021.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Advances to suppliers	$1,673	$1,834
Prepaid insurance	754	1,543
Other prepaid expenses	2,147	1,383
Total prepaid expenses and other current assets	$4,574	$4,760

Property and Equipment, Net

Property and equipment, net as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Furniture and fixtures	$246	$3
Computers and network equipment	162	108
Lab equipment	9,233	6,680
Leasehold improvements	228	94
Construction in progress	800	477
Total property and equipment	10,669	7,362
Less: accumulated depreciation	(1,295)	(855)
Total property and equipment, net	$9,374	$6,507

Depreciation expense for the three months ended March 31, 2022 and 2021 was $0.4 million and $0.1 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Professional fees	$—	$186
Early exercise liability	286	337
Other accrued expenses	872	363
Total accrued expenses and other current liabilities	$1,158	$886

6. Significant Agreements

Stanford Exclusive License Agreement and Option Agreement

In December 2020, the Company entered into an exclusive license agreement (the “License Agreement”), with The Board of Trustees of the Leland Stanford Junior University (Stanford), pursuant to which Stanford granted the Company a worldwide license to specified technology and patent rights to develop, manufacture and commercialize human prophylactic and therapeutic products. Other than with respect to specified, broadly applicable assays and procedures and subject to retained rights by Stanford, the license is exclusive with respect to human prophylactic and therapeutic products for the treatment of SCD, XSCID and beta thalassemia. The license is non-exclusive with respect to those broadly applicable assays and procedures and with respect to all human prophylactic and therapeutic products other than for the treatment of SCD, XSCID and beta thalassemia.

Pursuant to the License Agreement, the Company paid an upfront license fee of $50.0 thousand and as additional consideration for the license, the Company agreed to issue to Stanford approximately 0.6 million shares of common stock. As of December 31, 2020, the Company recorded its obligations to issue Stanford shares of common stock at an estimated fair value of $2.8 million to additional paid in capital. The shares of common stock were expected to be issued when Stanford provided the inventors’ names for allocation of the shares. Stanford also received an option to purchase up to 10% of newly issued shares in the future private financings at the price paid by other participating investors. During the year ended December 31, 2021, the Company entered into an amendment to the License Agreement, pursuant to which it extended the time when the shares would be issued to May 7, 2021.

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

The Company is obligated to make future development and regulatory milestone payments in total of up to $5.3 million, sales based milestone payments of up to $7.5 million and royalties on future sales at percentage rates ranging in the low single digits. In addition, if the Company receives any sublicense income, it is required to share it with Stanford as a certain percentage defined for each milestone in the License Agreement. The Company will record the maintenance fees, when payable, and will record milestones when contingencies are resolved, and milestones are due. No milestones were achieved and recorded as of March 31, 2022 and December 31, 2021.

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

The term of the First Option Agreement expires 18 months after its effective date, subject to the Company’s right to extend such expiration date by up to an additional one year upon notice to Stanford and by another additional one year upon the reasonable agreement of Stanford. The First Option Agreement will terminate if the License Agreement terminates. As of March 31, 2022, the Company had not exercised the option under the First Option Agreement and no fees have been paid for the First Option Agreement.

In April 2021, the Company entered into an option agreement (the “Second Option Agreement”) with Stanford to negotiate the license for additional technologies from Stanford. Pursuant to the Second Option Agreement, the Company agreed to pay Stanford option fees in an aggregate amount of $30.0 thousand over the term of the option. As of March 31, 2022, the Company had not exercised the option under the Second Option Agreement and no fees have been paid for the Second Option Agreement.

LCGM Service Agreement

On August 30, 2021, the Company entered into a Master Manufacturing and Service Agreement with the Laboratory for Cell & Gene Medicine at Stanford (“LCGM MSA”). Pursuant to the LCGM MSA, LCGM will conduct clinical manufacturing, release testing, and product release for GPH101 in the Company’s Phase 1 clinical trial to treat SCD. During 2021, the Company entered into various SOWs under the LCGM MSA under which it received technology transfer and related services for HBB Beta-Globin Gene Variant for SCD, manufacturing engineer test runs, the exclusive use of a manufacturing suite at the LCGM facility, and Phase 1/2 clinical development and manufacturing of the HBB Variant for SCD. During the three months ended March 31, 2022, the Company has recognized $1.5 million in research and development expense in connection with the LCGM MSA.

IDT License Agreement

On June 7, 2021, the Company entered into a License Agreement (“IDT License Agreement”) with Integrated DNA Technologies, Inc. (“IDT”). Pursuant to the IDT License Agreement, IDT granted the Company and its affiliates a worldwide, non-exclusive, sublicensable license to research and develop products incorporating HiFi Cas9 protein variants for use in human therapeutic applications for SCD, XSCID and Gaucher disease (the “Field” ) and a worldwide, exclusive, sublicensable license to commercialize such products in the Field. The Company has also been granted the right to expand the licensed Field to include human therapeutic applications in the additional fields of beta thalassemia disorder and lysosomal storage disorders upon the payment of an exercise fee in the amount of $0.5 million per additional field or $1.0 million for both additional fields.

In consideration of the licenses and rights granted to the Company under the IDT License Agreement, the Company agreed to pay to IDT an upfront payment in the amount of $3.0 million and up to $5.3 million (or $8.8 million if the Company elects to expand the Field as described above to include both the beta thalassemia and lysosomal storage disorders fields) in total regulatory milestone payments. Each regulatory milestone payment is payable once on an indication-by-indication basis. In addition, the Company has agreed to pay IDT a low single-digit royalty on the net sales of products, subject to reductions in specified circumstances. As the acquisition of the license was accounted for as an asset acquisition and as the acquired technology did not have an alternative use, the total consideration of $3.0 million was recorded as research and development expense in the statements of operations and comprehensive loss during the year ended December 31, 2021.

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

During the three months ended March 31, 2022, the Company has not recognized any research and development expense in connection with the IDT License Agreement. There are no milestones probable as of March 31, 2022; therefore, no milestone payments have been recognized in the three months ended March 31, 2022.

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

As of March 31, 2022 and December 31, 2021, the Company posted a security deposit in the amount of $1.6 million in the form of a letter of credit in connection with the Bayside Lease Agreement, which is classified as restricted cash, non-current on the balance sheet.

As of March 31, 2022 and December 31, 2021, there was no right-of-use asset or lease liability recorded on the balance sheet for the Bayside Lease Agreement as the Company has not yet obtained possession of the space and as the lease has not yet commenced.

7. Commitments and Contingencies

Research and Development Agreements

The Company enters into contracts in the normal course of business with CROs for clinical trials, with CMOs or other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time. As of March 31, 2022 and December 31, 2021, there were no amounts accrued related to termination and cancellation charges as the Company has not determined cancellation to be probable.

License Agreements

The Company enters into license agreements (Note 6), pursuant to which the Company may acquire or license other patents, patent applications or know-how from various third parties to access intellectual property covering product candidates that the Company is developing. Under these acquisitions or licensing agreements, the Company may be liable for certain diligence obligations and payments, which are contingent upon achieving various development, regulatory and commercial milestones. Also, pursuant to the terms of some of these license agreements, when and if commercial sales of a product commence, the Company may be obligated to pay royalties to such third parties on net sales of the respective products. No such milestones were achieved or probable as of March 31, 2022 and December 31, 2021. All products are in development as of March 31, 2022 and December 31, 2021 and no such royalties were due.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the

Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2022 and December 31, 2021, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

As of January 1, 2021, the Company did not have any operating leases with terms greater than twelve months and accordingly, did not have any right-of-use assets for the lease that commenced in April 2020 recorded on its condensed balance sheet. As of March 31, 2022, the Company had operating lease right-of-use assets of $6.1 million and operating lease liabilities of $6.5 million related to the office suite leases recorded on its balance sheet.

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

As of March 31, 2022, the current and non-current portions of the total liability for operating leases was $5.6 million and $4.5 million, respectively. As of March 31, 2022, the weighted average remaining lease term on the operating lease is 24 months. The weighted average incremental borrowing rate used to determine the operating lease liabilities included on the balance sheet was 8.4%.

Operating Lease Obligations

As of March 31, 2022, the future minimum lease payments for the Company’s operating leases for each of the years ending December 31 were as follows (in thousands):

Amount
2022 (Remaining nine months)	$4,855
2023	4,332
2024	1,468
2025	375
2026	—
Thereafter	—
Total undiscounted lease payments	11,030
Present value adjustment	(852)
Total net lease liabilities	$10,178

Lease expense was $1.7 million for the three months ended March 31, 2022.

Under the terms of the remaining lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $0.3 million for the three months ended March 31, 2022, including non-lease components such as common area maintenance fees, taxes, and insurance.

The following information represents supplemental disclosure for the statement of cash flows related to the operating leases (in thousands):

March 31,
2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$1,317

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

Prior to the closing of the third tranche of the Series A preferred stock financing in February 2021, the remaining tranche liability was remeasured at a fair value of $39.4 million. The Company recognized a loss of $10.3 million in the condensed statements of operations and comprehensive loss related to the change in the fair value of the redeemable convertible preferred stock tranche liability during the three months ended March 31, 2021.

In connection with the closing of the third tranche of Series A redeemable convertible preferred stock, during the three months ended March 31, 2021, the Company incurred issuance costs of $4.0 thousand.

Series B Redeemable Convertible Preferred Stock

In March 2021, the Company issued 29,792,487 shares of the Series B redeemable convertible preferred stock at $5.06 per share for gross cash proceeds of $150.7 million. The Company incurred issuance costs of $0.2 million.

10. Common Stock

As of March 31, 2022 and December 31, 2021, the Company was authorized to issue 300,000,000 shares of its common stock with $0.00001 par value per share. Each share of the Company’s common stock is entitled to one vote. In connection with the IPO in June 2021, all outstanding shares of redeemable convertible preferred stock were converted into 30,761,676 shares of common stock. The IPO closed on June 29, 2021, pursuant to which the Company issued and sold 14,000,000 shares of its common stock at a public offering price of $17.00 per share.

On June 29, 2021, the underwriters also exercised their option to purchase an additional 2,100,000 shares of common stock at the IPO price, less the underwriting discounts and commissions. The closing of the offering of the additional shares occurred on July 2, 2021. The Company issued and sold 2,100,000 shares of its common stock at a public offering price of $17.00 per share.

Shares Reserved for Future Issuance

As of March 31, 2022 and December 31, 2021, the Company reserved common stock for future issuances as follows:

	March 31, 2022	December 31, 2021
Outstanding stock option awards	6,994,758	5,056,743
Shares available for future stock option grants	5,336,193	4,454,004
ESPP shares available for future grants	1,088,106	524,106
Total shares reserved for future issuance	13,419,057	10,034,853

Founders’ and Investor’s Restricted Common Stock

In March 2020, the Board approved and in April 2020, the Company issued 6,081,413 shares of its common stock to its founders and 2,467,104 shares of its common stock to its investor at the purchase price of $0.00002 per share. As of December 31, 2020, the investor’s shares were fully vested and a portion of the shares issued were subject to the Company’s option to repurchase per the Stanford Adjustment Repurchase Right, as described below.

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

The Company accounts for shares issued to founders as equity compensation awards and the estimated fair value at the grant date was minimal. 2,907,667 and 3,230,746 shares of founders’ common stock awards were unvested and expected to vest in 2.2 years and 2.5 years as of March 31, 2022 and December 31, 2021, respectively.

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

On June 18, 2021, the Company exercised its right to repurchase an aggregate of 624,845 shares from each founder and investor under the Stanford Adjustment Repurchase Right. As of March 31, 2022, the Company has not exercised the right to purchase the remaining 16,016 shares.

The Company accounts for the founders and investor’s shares of restricted common stock as equity share-based awards.

11. Equity Incentive Plans

2020 Stock Option and Grant Plan

Prior to the effectiveness of the registration statement on Form S-1 (File No. 333-256838) for its IPO, the Company granted share-based awards under the 2020 Stock Option and Grant Plan, as amended (the “2020 Plan”). The Company was authorized to grant under the 2020 Plan incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and other share-based awards to the Company’s officers, employees, directors and consultants. Options under the 2020 Plan could be granted for periods of up to 10 years and at prices no less than 100.0% of the estimated fair value of the shares on the date of grant as determined by the Board, provided, however, that the exercise price of an incentive stock option granted to a 10.0% stockholder shall not be less than 110.0% of the estimated fair value of the shares on the date of grant and the option is not exercisable after the expiration of five years from the date of grant. Options generally vest monthly over four years with or without one year cliff vesting. Per the 2020 Plan, granted options may be early exercised prior to vesting and the Company will issue shares of restricted stock upon the early exercise with vesting terms consistent with the original grant. Upon completion of the Company’s IPO, the remaining shares available for issuance under the 2020 Plan were retired, and the Company no longer grants awards pursuant to the 2020 Plan.

2021 Stock Option and Grant Plan

In June 2021, the Company’s Board of Directors approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”) that became effective immediately prior to the date when the Company’s prospectus was declared effective by the SEC on June 24, 2021. The Company will initially reserve 5,636,000 shares of common stock for issuance of awards under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. The option exercise price of each option will be determined by the Company’s compensation committee but generally may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. The term of each option will be fixed by the Company’s compensation committee and may not exceed ten years from the date of grant. The grant date fair value of all awards made under the 2021 Plan and all other cash compensation paid by the Company to any non-employee director for services as a non-employee director in any calendar year may not exceed $1.0 million for the first year of service and $750.0 thousand for each year of service thereafter.

Effective January 1, 2022, the number of shares of common stock available under the 2021 Plan increased by 2,900,541 shares pursuant to the evergreen provision of the 2021 Plan.

The table below presents a summary of activities and a reconciliation of shares of common stock remaining for grant under the 2020 Plan and 2021 Plan during the three months ended March 31, 2022 and the year ended December 31, 2021:

	March 31, 2022	December 31, 2021
Shares authorized under 2020 and 2021 Plans	8,536,541	5,636,000
Options granted	(3,338,944)	(1,320,592)
Options early exercised and repurchased	138,596	138,596
Remaining shares available for grant	5,336,193	4,454,004

Restricted Stock Awards

In 2020, the Company issued 832,983 shares of common stock as restricted stock awards under the 2020 Plan. The purchase price of the restricted common stock awards was fair value as determined by the Board at the issuance date. The shares vest monthly over four years with the one-year cliff vesting from the grant date. Upon termination of employment, the Company has the right to repurchase any unvested restricted shares. The repurchase price for unvested shares of common stock will be the lower of (i) the fair market value on the date of repurchase or (ii) their original purchase price. There were no grants of restricted stock awards for the three months ended March 31, 2022 and 2021.

The Company accounted for restricted stock awards as early exercised options and recognized a liability in other liabilities when cash was received for the purchase of shares of restricted stock awards. As shares of restricted stock awards vest, the Company reclassified the liability to common stock and additional paid in capital. At March 31, 2022 and December 31, 2021, the Company recorded a minimal liability for restricted stock awards included in other liabilities.

No restricted stock award shares were cancelled or repurchased as of March 31, 2022 and December 31, 2021. There were 398,028 and 345,966 shares of restricted stock vested as of March 31, 2022 and December 31, 2021, respectively.

Employee Stock Purchase Plan

In June 2021, the Company’s board of directors and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) which became effective upon the IPO. The 2021 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Company’s board of directors and the Compensation Committee of the board of directors. Under the 2021 ESPP, 564,000 shares of the Company’s common stock have been initially reserved for employee purchases of the Company’s common stock. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. The first purchase period commenced upon the completion of the Company’s IPO ended on November 30, 2021. The second purchase period commenced on December 1, 2021 and will end on May 31, 2022. The Company recorded $0.5 million in accrued liabilities as of March 31, 2022.

Effective January 1, 2022, the number of shares of common stock available under the 2021 Plan increased by 564,000 shares pursuant to the evergreen provision of the 2021 ESPP.

Three Months Ended March 31,
2022
Expected volatility	74.00%
Expected dividend yield	0%
Expected term (in years)	0.5
Risk-free interest rate	0.10%

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

Three Months Ended March 31,
2022
Expected volatility	74.00%
Expected dividend yield	0.00%
Expected term (in years)	5.97
Risk-free interest rate	1.91% - 2.00%

A summary of option activity under the 2020 Plan and the 2021 Plan during the three months ended March 31, 2022 is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	5,056,743	$8.77	9.2	$18,503
Options granted - 2021 Plan	2,018,352	$10.42
Options cancelled	(80,337)	$2.55
Outstanding as of March 31, 2022	6,994,758	$9.32	3.2	$—
Exercisable	792,864	$5.91	2.4	$—
Vested and expected to vest as of March 31, 2022	6,994,758	$9.32	3.2	$—

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of March 31, 2022. The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 was $10.42 per share. There were no stock options exercised during the three months ended March 31, 2022.

The total fair value of stock options vested during the three months ended March 31, 2022 was $1.8 million.

The Company granted 2,889,382 options during the three months ended March 31, 2021. 918,825 options were exercised during the three months ended March 31, 2021. The total fair value of stock options vested during the three months ended March 31, 2021 was $0.1 million.

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

As of March 31, 2022 and December 31, 2021, 953,122 shares and 1,195,631 shares, respectively, remained subject to the right of repurchase as a result of the early exercised stock options. The remaining liability related to early exercised shares as of March 31, 2022 and December 31, 2021 was $0.3 million and $0.3 million, respectively, and was recorded within accrued expenses and other liabilities on the Company’s condensed balance sheets.

Stock-Based Compensation Expense

The following table presents the components of stock-based compensation expense for the Company’s stock-based awards for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Restricted stock awards and founders’ common stock awards	$2	$—
ESPP	146	—
Stock options	3,194	1,033
Total stock-based compensation expense	$3,342	$1,033

The above stock-based compensation expense also includes the expenses of $0.1 million related to stock options issued to the non-employees during the three months ended March 31, 2021. There was no stock-based compensation expense for options issued to non-employees during the three months ended March 31, 2022.

The following table presents the classification of stock-based compensation expense for the Company’s stock-based awards for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expenses	$1,373	$196
General and administrative expenses	1,969	837
Total stock-based compensation expense	$3,342	$1,033

As of March 31, 2022 and December 31, 2021 there was $40.8 million and $30.5 million of unrecognized stock-based compensation expense related to the employee and non-employee awards, which is expected to be recognized over a weighted-average period of 3.2 years and 3.3 years, respectively.

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(25,835)	$(19,709)
Denominator:
Weighted-average common shares outstanding	58,010,823	11,072,344
Less: weighted-average unvested restricted shares and shares subject to repurchase	(4,005,524)	(7,647,255)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders	54,005,299	3,425,089
Net loss per share attributable to common stockholders — basic and diluted:	$(0.48)	$(5.75)

Anti-dilutive Outstanding Shares or Equivalents

	Three Months Ended March 31,
	2022	2021
Redeemable convertible preferred stock	—	30,761,676
Options to purchase common stock	6,994,758	2,277,296
Common stock subject to vesting or repurchase	4,295,744	6,002,187
Employee Stock Purchase Plan shares	97,621	—
Total	11,388,123	39,041,159

13. Income Taxes

During the three months ended March 31, 2022 and 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

14. Subsequent Events

Management has evaluated subsequent events through May 12, 2022 and has determined that there are no subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, and the financial statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the material and other risks that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage, next-generation gene editing company harnessing the power of high-efficiency precision gene repair, also known as homology directed repair (HDR), to develop a new class of therapies to potentially cure a wide range of serious and life-threatening diseases. We are pioneering a precision gene editing approach to achieve one of medicine’s most elusive goals: to precisely “find & replace” any gene in the genome. Our next-generation gene editing platform, called UltraHDR™, is designed to precisely correct genetic mutations, replace entire disease-causing genes with functional genes, or insert new genes into predetermined, safe locations. We believe our platform technology could enable broad applications to transform human health, including directly correcting genetic mutations, engineering cells to permanently deliver therapeutic proteins, and precisely engineering effector cells to treat or cure a wide range of serious genetic and other diseases, including cancer, autoimmune and neurodegenerative diseases.

Our lead product candidate GPH101 is a highly differentiated approach with the potential to directly correct the mutation that causes sickle cell disease (SCD) and restore adult hemoglobin (HgbA) expression. Curing sickle cell disease by correcting the disease-causing point mutation is viewed as the gold-standard for curing SCD and has been the dream of treating physicians for generations. In November 2021, we enrolled the first patient in a Phase 1/2 clinical trial of GPH101. We intend to dose our first patient in the second half of 2022, with initial proof-of-concept data anticipated in 2023. We are also advancing our research programs and pipeline of potential one-time curative therapies for a wide range of genetic and other serious diseases and intend to file an investigational new drug application (IND) for a second program by mid-2024.

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

We have incurred significant operating losses since inception. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $352.1 million and an accumulated deficit of $167.2 million. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take at least several years. We may never achieve profitability, and unless and until then, we will need to continue to raise additional capital. Based upon our current operating plan, we estimate that our cash, cash equivalents and investments in marketable securities as of March 31, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

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

Business Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the global COVID-19 outbreak a pandemic. The ongoing COVID-19 pandemic may continue to affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials or future clinical trials or the progress or completion of our ongoing clinical trials, impede regulatory activities, disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our clinical trials, impair testing, monitoring, data collection and analysis and other related activities or have other adverse effects on our business, financial condition, results of operations and prospects. In addition, the pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations and our ability to raise additional funds to support our operations. The trading prices for biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic, and we have faced, and may continue to face, similar volatility in our stock price.

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

The surge of the COVID-19 Omicron variant, which began around the same time that our Phase 1/2 clinical trial of GPH101 initially opened for enrollment, has impacted trial enrollment and site operations, including resourcing and staffing, resulting in a delay in timelines to anticipated data. In particular, the treatment of the first patient in our Phase 1/2 clinical trial was delayed due to a prospective participant becoming infected with COVID-19. We cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on our business, financial condition and operations, including planned clinical trials and clinical development timelines. The impact of the COVID-19 pandemic on our financial performance will depend on future developments, including the duration and spread of the pandemic, its impact on our clinical trial enrollment, trial sites, CROs, CMOs and other third parties with whom we do business, its impact on regulatory authorities and our key scientific and management personnel, progress of vaccination and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets or the overall economy are impacted for an extended period, our business may be materially adversely affected.

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

The term of the First Option Agreement expires 18 months after its effective date, subject to our right to extend such expiration date by up to an additional one year upon notice to Stanford and by another additional one year upon the reasonable agreement of Stanford. The First Option Agreement will terminate if the License Agreement terminates. As of March 31, 2022, we have not exercised the option and no fees have been paid under the First Option Agreement.

In April 2021, we entered into an option agreement (the “Second Option Agreement”) with Stanford to negotiate the license for additional technologies from Stanford. Pursuant to the Second Option Agreement, we agreed to pay Stanford option fees in an aggregate amount of $30.0 thousand over the term of the option. As of March 31, 2022, we have not exercised the option and no fees have been paid under the Second Option Agreement.

LCGM Service Agreement

On August 30, 2021, we entered into a Master Manufacturing and Service Agreement with the Laboratory for Cell & Gene Medicine (“LCGM”) at Stanford (“LCGM MSA”). Pursuant to the LCGM MSA, LCGM will conduct clinical manufacturing, release testing, and product release for GPH101 in our Phase 1 clinical trial to treat SCD. During 2021, we entered into various SOWs under the LCGM MSA under which we received technology transfer and related services for HBB Beta-Globin Gene Variant for SCD, manufacturing engineer test runs, the exclusive use of a manufacturing suite at the LCGM facility, and Phase 1/2 clinical development and manufacturing of the HBB Variant for SCD. We have recognized $1.5 million in research and development expense in connection with the LCGM MSA during the three months ended March 31, 2022.

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

In consideration of the licenses and rights granted to us under the IDT License Agreement, we agreed to pay to IDT an upfront payment in the amount of $3.0 million and up to $5.3 million (or $8.8 million if we elect to expand the Field as described above to include both the beta thalassemia and lysosomal storage disorders fields) in total regulatory milestone payments. Each regulatory milestone payment is payable once on an indication-by-indication basis. In addition, we have agreed to pay IDT a low single-digit royalty on the net sales of products, subject to reductions in specified circumstances. The acquisition of the license was accounted for as an asset acquisition and as the acquired technology did not have an alternative use, the total consideration of $3.0 million was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2021. During the three months ended March 31, 2022, we have not recognized any research and development expense in connection with the IDT License Agreement. There are no milestones probable as of March 31, 2022; therefore, no milestone payments have been recognized in the three months ended March 31, 2022.

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

Our future research and development costs may vary significantly based on factors such as:

•	the scope, rate of progress, expense and results of our clinical trials and our discovery and preclinical development activities;
•	the costs and timing of our CMC activities, including fulfilling GMP-related standards and compliance, and identifying and qualifying suppliers;
•	per patient clinical trial costs;
•	the number and duration of clinical trials required for approval of our product candidates;
•	the number of sites included in our clinical trials;
•	the countries in which the trials are conducted;
•	delays in adding a sufficient number of trial sites and recruiting suitable patients to participate in our clinical trials;
•	the number of patients that participate in the trials;
•	patient drop-out or discontinuation rates;
•	potential partial reimbursement from governmental agencies for our clinical activities;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the cost and timing of manufacturing our product candidates;
•	the phase of development of our product candidates;

•	the efficacy and safety profile of our product candidates; the timing, receipt, and terms of any approvals from applicable regulatory authorities including the FDA and non-U.S. regulators;
•	maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates;
•	significant and changing government regulation and regulatory guidance;
•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•	the extent to which we establish additional strategic collaborations or other arrangements; and
•	the impact of any business interruptions to our operations or to those of the third parties with whom we work, particularly in light of the current COVID-19 pandemic environment.

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

Results of Operations

Three Months Ended March 31, 2022 and 2021

The following table summarizes our statements of operations and comprehensive loss for the respective periods (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Operating expenses:
Research and development	$18,246	$5,377
General and administrative	7,712	3,991
Total operating expenses	25,958	9,368
Loss from operations	(25,958)	(9,368)
Other income (expense), net:
Other income (expense), net	123	—
Change in fair value of the Series A redeemable convertible preferred stock tranche liability	—	(10,341)
Total other income (expense), net	123	(10,341)
Net loss attributable to common stockholders	$(25,835)	$(19,709)
Unrealized loss on investments	(309)	-
Net loss and comprehensive loss	$(26,144)	$(19,709)

Operating Expenses

Research and Development Expenses

Research and development expenses were $18.2 million for the three months ended March 31, 2022 compared to $5.4 million for the three months ended March 31, 2021, an increase of $12.9 million. The increase in research and development expenses was primarily attributable to an increase of $5.5 million in clinical trial related activities and contract manufacturing activities for our clinical trials and drug supply, $4.7 million of personnel costs, and $2.7 million of other research and development costs primarily related to facilities costs and lease expense and service agreements.

General and Administrative Expenses

General and administrative expenses were $7.7 million for the three months ended March 31, 2022 compared to $4.0 million for the three months ended March 31, 2021, an increase of $3.7 million. The increase in general and administrative expenses was comprised of an additional $2.2 million of consulting and personnel-related costs associated primarily attributable to increased hiring of general and administrative personnel, including associated stock-based compensation expense. We also incurred additional professional service costs of $0.9 million related to legal costs, accounting and financial service costs, and insurance costs, as well as other miscellaneous expenses of $0.6 million.

Other Income (Expense), Net

The other income (expense), net for the three months ended March 31, 2022 comprised of interest income from the investments in marketable securities. The other income (expense), net for the three months ended March 31, 2021 was comprised of the change in the fair value of our Series A redeemable convertible preferred stock tranche liability of $10.3 million.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations from inception through March 31, 2022. As of March 31, 2022, we had $352.1 million of cash, cash equivalents and marketable securities and our accumulated deficit was $167.2 million. In June and July 2021, we raised net proceeds of $251.3 million in our IPO, pursuant to which we sold an aggregate of 16,100,000 shares of common stock.

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

Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments in marketable securities as of the date of the filing of this Form 10-Q, will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. Until we can generate sufficient revenues from the commercialization of our product candidates or from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, collaborations and other strategic alliances and licensing arrangements, or any combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide that may result from the ongoing COVID-19 pandemic or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Net cash used in operating activities	$(21,240)	$(8,060)
Net cash used in investing activities	(170,666)	(360)
Net cash provided by financing activities	-	165,767
Net increase in cash, cash equivalents and restricted cash	$(191,906)	$157,347

Cash Flows from Operating Activities

Net cash used in operating activities was $21.2 million for the three months ended March 31, 2022, which was primarily attributable to our net loss of $25.8 million and net changes in operating assets and liabilities of $0.7 million, adjusted for net noncash charges of $5.3 million. Noncash charges included $3.3 million in stock-based compensation expense, $1.5 million in noncash lease expense, and $0.5 million in depreciation and amortization expense.

Net cash used in operating activities was $8.1 million for the three months ended March 31, 2021, which was primarily attributable to our net loss of $19.7 million and net noncash charges of $11.5 million, adjusted for net changes in operating assets and liabilities of $0.2 million. Noncash charges included $10.4 million in change in fair value of the Series A redeemable convertible tranche liability, $1.0 million in stock-based compensation, and $0.1 million in depreciation and amortization expense.

Cash Flows from Investing Activities

Net cash used in investing activities was $170.7 million for the three months ended March 31, 2022,  which was primarily attributable to the investment in current and non-current marketable securities of $154.4 million and $13.0 million, respectively, and the purchases of lab equipment for use at our headquarters of $3.3 million.

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2021, which was primarily attributable to the purchases of lab equipment for use at our headquarters.

Cash Flows from Financing Activities

During the three months ended March 31, 2022, we did not have any cash flows from financing activities.

Net cash provided by financing activities was $165.8 million for the three months ended March 31, 2021, which consisted primarily of proceeds from the issuance of Series A redeemable convertible preferred stock of $165.6 million and proceeds from issuance of common stock related to early exercised stock options and stock grants of $0.3 million, which was partially offset by cash payment of $0.1 million of deferred offering costs.

Recently Adopted Accounting Pronouncements

For information on new accounting standards, see Note 2 to our financial statements included in Part I in this Quarterly Report.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including but not limited to those related to accrued research and development costs, the fair value of redeemable convertible preferred stock, investments in marketable securities, and common stock and stock-based compensation expense, the valuation of deferred tax assets, and uncertain income tax positions. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Emerging Growth Company and Smaller Reporting Company Status

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $352.1 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts, interest-bearing savings accounts, U.S. government debt securities as well as corporate debt securities from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

All of our employees and our operations are currently located in the United States. We have, from time to time, engaged in contracts with contractors or other vendors in a currency other than the U.S. dollar. To date, we have had minimal exposure to fluctuations in foreign currency exchange rates as the time period between the date that transactions are initiated, and the date of payment or receipt of payment is generally of short duration. Accordingly, we believe we do not have a material exposure to foreign currency risk.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the periods presented.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

Item 1A. Risk Factors.

This Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. You should carefully consider these risk factors, together with all of the other information included in this Form 10-Q as well as our other publicly available filings with the SEC.

Risks Related to Our Financial Position, Limited Operating History and Need for Additional Capital

We have incurred significant losses since our inception, we expect to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.

Since our inception, we have incurred significant net losses, have not generated any revenue from product sales to date and have financed our operations principally through the net proceeds raised in our initial public offering and private placements of our redeemable convertible preferred stock. Our net loss for the year ended December 31, 2021 was $70.8 million and for the three months ended March 31, 2022 and 2021 was $25.8 million and $19.7 million, respectively. As of March 31, 2022, we had an accumulated deficit of $167.2 million. We expect to continue to incur significant and increasing losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. We anticipate that our expenses will increase substantially if and as we:

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

As of March 31, 2022, our cash, cash equivalents and marketable securities were $352.1 million. We expect that these funds will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

The regulations that govern marketing approvals, pricing, and reimbursement for new products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay or might even prevent our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates we develop, even if any of our product candidates obtain marketing approval. See section entitled “Business – Government Regulation - Pharmaceutical Coverage, Pricing and Reimbursement” in Part I Item 1, Business of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our initial target patient populations are relatively small, as a result of which the pricing and reimbursement of any of our product candidates, if approved, must be adequate to support the necessary commercial infrastructure. See section entitled “Business – Government Regulation - Pharmaceutical Coverage, Pricing and Reimbursement” in Part I Item 1, Business of our Annual Report on Form 10-K for the year ended December 31, 2021. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any such product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to any product candidates we develop (e.g., for administration of our product candidate to patients) is also important. Inadequate reimbursement for such services may lead to physician and payor resistance and adversely affect our ability to market or sell our product candidates. In addition, we may need to develop new reimbursement models in order to realize adequate value. Payors may not be able or willing to adopt such new models, and patients may be unable to afford that portion of the cost that such models may require them to bear. If we determine such new models are necessary but we are unsuccessful in developing them, or if such models are not adopted by payors, our business, financial condition, results of operations, and prospects could be adversely affected.

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

Healthcare providers, including physicians, and third-party payors play a primary role in the recommendation and prescription of any product candidates that we may develop for which we obtain marketing approval. Our current and future arrangements with third-party payors, healthcare providers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our products for which we obtain marketing approval. See section entitled “Business – Government Other U.S. Healthcare Laws and Compliance Requirements” in Part I Item 1, Business of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

In the United States and some foreign jurisdictions, there have been and continue to be ongoing efforts to implement legislative and regulatory changes regarding the healthcare system. Such changes could prevent or delay marketing approval of any product candidates that we may develop, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Although we cannot predict what healthcare or other reform efforts will be successful, such efforts may result in more rigorous coverage criteria, in additional downward pressure on the price that we, or our future collaborators, may receive for any approved products or in other consequences that may adversely affect our ability to achieve or maintain profitability. See section entitled “Business – Government Regulation – Healthcare Reform” in Part I Item 1, Business of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of March 31, 2022, we had 91 full-time employees, and, in connection with the advancement of our development programs and becoming a public company, we expect to increase the number of our employees and the scope of our operations further, particularly in the areas of research and clinical development, regulatory affairs, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

•	developments or changing views regarding the use of genetic medicines, including those that involve gene editing;
•	commencement or termination of collaborations for our product development and research programs;

•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents, or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our research programs, clinical development programs, or product candidates that we may develop;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts, if any, that cover our stock;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders or the perception that such sales may occur;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	the COVID-19 pandemic, natural disasters, or major catastrophic events;
•	general economic, industry, and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of March 31, 2022, we have 58,010,823 shares of common stock outstanding. The lock-up agreements pertaining to our initial public offering expired on December 22, 2021. As a result, persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, certain shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered or intend to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, our directors, executive officers and certain affiliates may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 61.57% of our common stock. This group of stockholders has the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with the interests of our other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

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

As of March 31, 2022, we have used approximately $61.3 million of the net proceeds received in the IPO. Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. There has been no material change in the planned use of proceeds from our IPO as described in the registration statement on Form S-1. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy.

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

GRAPHITE BIO, INC.

Date: May 12, 2022	By:	/s/ Josh Lehrer, M.D.
Josh Lehrer, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Alethia Young
Alethia Young
Chief Financial Officer (Principal Financial and Accounting Officer)