Form 10-Q
period 2022-06-30
Graphite Bio, Inc.
filed 2022-08-11
CIK 1815776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the registrant had 58,211,192 shares of common stock, $0.00001 par value per share, outstanding.

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
•
We are very early in our development efforts. Other than nulabeglogene autogedtemcel (nula-cel), formerly GPH101, which is in early clinical development, all of our product candidates are still in preclinical development or earlier stages and it will be many years before we or our collaborators commercialize a product candidate, if ever. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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
•
We contract with third parties for the manufacture of materials for our research programs, preclinical studies and ongoing Phase 1/2 clinical trial of nula-cel and expect to continue to do so for future clinical trials and for commercialization of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any products that we may develop and commercialize, or that such supply will not be available to us at an acceptable quality, cost or timelines, which could delay, prevent, or impair our development or commercialization efforts.
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

•
Unfavorable global economic conditions, including market volatility, inflationary pressures, acts of war and civil and political unrest, could have a negative impact on our stock price, increase our operating expenses and impair our ability to raise additional capital on acceptable terms, or at all.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”), including its section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q may include, but are not limited to, statements about:

•
the success, cost and timing of our product development activities and clinical trials of our lead product candidates, nula-cel and GPH102, including the initiation and progress of, and results from, our Phase 1/2 clinical trial of nula-cel and whether the clinical trial will support the intended uses for treatment of sickle cell disease, and future clinical trials of these and any of our other product candidates;
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

i

Graphite Bio, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,171	$376,976
Investments in marketable securities, current	247,121	—
Prepaid expenses and other current assets	4,352	4,760
Total current assets	326,644	381,736
Restricted cash, non-current	1,716	1,716
Investments in marketable securities, non-current	5,988	—
Property and equipment, net	10,467	6,507
Operating lease right-of-use assets	8,636	11,574
Other assets	335	454
Total assets	$353,786	$401,987
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,619	$2,453
Accrued compensation	2,181	2,689
Accrued research costs	460	633
Accrued expenses and other current liabilities	882	886
Operating lease liabilities, current	4,926	5,482
Total current liabilities	12,068	12,143
Operating lease liabilities, non-current	3,262	5,794
Total liabilities	15,330	17,937
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; and no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value, 300,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 58,211,192 and 58,010,823 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	532,610	525,400
Accumulated other comprehensive loss	(1,033)	—
Accumulated deficit	(193,122)	(141,351)
Total stockholders’ equity	338,456	384,050
Total liabilities and stockholders’ equity	$353,786	$401,987

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$17,777	$12,667	$36,023	$18,044
General and administrative	8,999	4,866	16,711	8,857
Total operating expenses	26,776	17,533	52,734	26,901
Loss from operations	(26,776)	(17,533)	(52,734)	(26,901)
Other income (expense), net:
Other income, net	840	4	963	4
Change in fair value of the Series A redeemable convertible preferred stock tranche liability	—	—	—	(10,341)
Total other income (expense), net	840	4	963	(10,337)
Net loss	$(25,936)	$(17,529)	$(51,771)	$(37,238)
Unrealized loss on investments	(724)	—	$(1,033)	—
Comprehensive loss	$(26,660)	$(17,529)	$(52,804)	$(37,238)
Net loss per share attributable to common stockholders—basic and diluted	$(0.48)	$(3.45)	$(0.95)	$(8.45)
Weighted-average shares used in computing net loss per share—basic and diluted	54,572,866	5,087,008	54,284,836	4,405,357

The accompanying notes are an integral part of these unaudited condensed financial statements

Graphite Bio, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

								Accumulated
	Redeemable Convertible Preferred Stock						Additional	Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	—	—	—	—	58,010,823	1	$525,400	$—	$(141,351)	$384,050
Stock-based compensation expense	—	—	—	—	—	—	3,342	—	—	3,342
Vesting of early exercised stock options	—	—	—	—	—	—	51	—	—	51
Unrealized loss on investment	—	—	—	—	—	—	—	(309)	—	(309)
Net loss	—	—	—	—	—	—	—	—	(25,835)	(25,835)
Balance at March 31, 2022	—	$—	—	$—	58,010,823	$1	$528,793	$(309)	$(167,186)	$361,299
Common stock issued upon exercise of options					43,945	—	13	—	—	13
Common stock issued under ESPP					207,137	—	414	—	—	414
Vesting of early exercised stock options	—	—	—	—	—	—	30	—	—	30
Repurchase of unvested early exercised stock options	—	—	—	—	(50,713)	—	—	—	—	-
Stock-based compensation expense	—	—	—	—	—	—	3,360	—	—	3,360
Unrealized loss on investment	—	—	—	—	—	—	—	(724)	—	(724)
Net loss	—	—	—	—	—	—	—	—	(25,936)	(25,936)
Balance at June 30, 2022	—	$—	—	$—	58,211,192	$1	$532,610	$(1,033)	$(193,122)	$338,456

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

								Accumulated
	Redeemable Convertible Preferred Stock				Common		Additional	Other		Total
	Series A		Series B		Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2020	30,019,945	$55,608	—	$—	10,279,102	$—	$5,183	$—	$(70,591)	$(65,408)
Issuance of Series A redeemable convertible preferred stock for cash, net of issuance costs of $4	15,000,000	14,997	—	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock for cash, net of issuance costs of $226	—	—	29,792,487	150,524	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,033	—	—	1,033
Common stock shares issued upon early exercise of options	—	—	—	—	918,825	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	7	—	—	7
Reclassification of tranche liability upon settlement	—	39,403	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(19,709)	(19,709)
Balance at March 31, 2021	45,019,945	$110,008	29,792,487	$150,524	11,197,927	$—	$6,223	$—	$(90,300)	$(84,077)
Common shares issued upon exercise of stock options	—	—	—	—	3,383	—	21		—	21
Issuance of common shares in connection with License Agreement with Stanford	—	—	—	—	640,861	—	—	—	—	—
Repurchase of common shares in connection with terms of License Agreement with Stanford	—	—	—	—	(624,845)	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	14,000,000	—	218,177	—	—	218,177
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	(45,019,945)	(110,008)	(29,792,487)	(150,524)	30,761,676	1	260,531	—	—	260,532
Vesting of early exercised stock options	—	—	—	—	—	—	42	—	—	42
Stock-based compensation expense	—	—	—	—	—	—	2,018	—	—	2,018
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(17,529)	(17,529)
Balance at June 30, 2021	—	$—	—	$—	55,979,002	$1	$487,012	$—	$(107,829)	$379,184

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(51,771)	$(37,238)
Adjustments to reconcile net loss to net cash used in operations:
Net amortization of premiums and discounts on marketable securities	83	—
Depreciation and amortization	1,018	206
Noncash lease expense	2,938	—
Stock-based compensation expense	6,702	3,051
Change in fair value of the Series A redeemable convertible preferred stock tranche liability	—	10,341
Changes in assets and liabilities:
Prepaid expenses and other current assets and other assets	527	(1,363)
Accounts payable	883	3,451
Accrued compensation	(508)	257
Accrued research costs	(173)	(463)
Accrued expenses and other current liabilities and other liabilities	55	(86)
Operating lease liabilities	(3,088)	—
Net cash used in operating activities	(43,334)	(21,844)
Cash flows from investing activities:
Purchases of property and equipment	(4,658)	(1,123)
Purchases of investments in marketable securities	(254,225)	—
Net cash used in investing activities	(258,883)	(1,123)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	165,521
Proceeds from initial public offering, net of issuance costs	—	219,454
Proceeds from issuance of common stock upon exercise of vested stock options	13	21
Proceeds from employee stock purchase plan	414	—
Proceeds from issuance of common stock upon early exercises of stock options	—	268
Repurchase of unvested early exercised shares	(15)	—
Net cash provided by financing activities	412	385,264
Net increase in cash, cash equivalents and restricted cash	(301,805)	362,297
Cash, cash equivalents and restricted cash, at beginning of period	378,692	19,817
Cash, cash equivalents and restricted cash, at end of period	$76,887	$382,114
Reconciliation of cash, cash equivalents and restricted cash to statement of financial position:
Cash and cash equivalents	75,171	381,965
Restricted cash	1,716	149
Cash, cash equivalents and restricted cash in statement of financial position	$76,887	$382,114
Supplemental disclosures of non-cash investing and financing information:
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	$—	$260,532
Purchases of property and equipment included in accounts payable	$(395)	$—
Offering costs included in accrued expenses	$—	$1,277
Vesting of early exercised stock options	$96	$49

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Notes to Condensed Financial Statements

(unaudited)

1.
Description of Business, Organization and Liquidity

Organization and Business

Graphite Bio, Inc. (the “Company”) is a clinical-stage, next-generation gene editing company harnessing the power of high-efficiency precision gene repair to develop a new class of therapies to potentially cure a wide range of serious and life-threatening diseases. The Company is pioneering a precision gene editing approach to achieve one of medicine’s most elusive goals: to precisely “find & replace” any gene in the genome. The Company’s next-generation gene editing platform, called UltraHDR™, is designed to precisely correct mutations, replace entire disease-causing genes with functional genes, or insert new genes into predetermined, safe locations. The Company’s lead product candidate nulabeglogene autogedtemcel (nula-cel), formerly GPH101, is a highly differentiated approach with the potential to directly correct the mutation that causes sickle cell disease ("SCD") and restore adult hemoglobin ("HgbA") expression. On November 17, 2021, the Company announced the enrollment of the first patient in the Company’s Phase 1/2 clinical trial of nula-cel. The Company expects to report initial proof-of-concept data in mid-2023.

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

Liquidity Matters

The Company has incurred significant operating losses since inception and has primarily relied on private equity and convertible debt financings to fund its operations. As of June 30, 2022, the Company had an accumulated deficit of $193.1 million. The Company expects to continue to incur substantial losses, and its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until then, the Company will need to continue to raise additional capital. Management expects that the existing cash, cash equivalents, and marketable securities of $328.3 million as of June 30, 2022 will be sufficient to fund its current operating plan for at least the next 12 months from the date of issuance of these condensed financial statements.

On July 21, 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Shelf”) with the SEC in relation to the registration of up to an aggregate offering price of $300.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the “Sales Agent”), to provide for the offering, issuance and sale by the Company of up to an aggregate of

$75.0 million of its common stock from time to time in “at-the-market” offerings under the 2022 Shelf and subject to the limitations thereof (the “Sales Agreement”). The Company will pay to the Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. The Company has not issued any shares or received any proceeds from any offerings under the 2022 Shelf through August 11, 2022.

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

The surge of the COVID-19 Omicron variant, which began around the same time that the Company’s Phase 1/2 clinical trial of nula-cel initially opened for enrollment, impacted trial enrollment and site operations, including resourcing and staffing, resulting in a delay in timelines to anticipated data. In particular, the treatment of the first patient in the Phase 1/2 clinical trial was delayed due to a prospective participant becoming infected with COVID-19. The impact of the COVID-19 pandemic on the Company’s financial performance will depend on future developments, including the duration and spread of the pandemic, including new variants of the virus, its impact on the Company’s clinical trial enrollment, trial sites, contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other third parties with whom it does business, its impact on regulatory authorities and the Company’s key scientific and management personnel, progress of vaccination and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets or the overall economy are impacted for an extended period, the Company’s business may be materially adversely affected.

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

Unaudited Interim Condensed Financial Statements

The interim condensed balance sheet as of June 30, 2022 and the condensed statements of operations and comprehensive loss and redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2022 and 2021 and the condensed statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of June 30, 2022 and its results of operations and cash flows for the three and six months ended June 30, 2022 and 2021. The financial data and the other financial information disclosed in these notes to the financial statements related to the three and six month periods are also unaudited. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These condensed financial statements should be read in conjunction with the Company's audited financial statements and the related notes thereto for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the SEC.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed financial statements for the three and six months ended June 30, 2022 are consistent with those discussed in Note 2 to the condensed financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except as noted below and within the "Adopted and Recently Issued Accounting Pronouncements" section.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2022 and December 31, 2021, cash and cash equivalents consisted of cash, money market funds, and commercial paper.

Restricted Cash

Restricted cash of $1,716 as of June 30, 2022 and December 31, 2021 represented security deposits in the form of letters of credit issued in connection with the leases of the Company’s headquarters (Notes 6 and 8).

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

Operating Leases

The Company accounts for its operating leases by recording right-of-use assets and lease liabilities on the Company’s condensed balance sheets in accordance with Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). Right-of-use assets represent the Company’s right to use an underlying asset over the lease term and include any lease payments made prior to the lease commencement date and are reduced by lease incentives. Lease liabilities represent the present value of the total lease payments over the lease term, calculated using the Company’s incremental borrowing rate. The incremental borrowing rate is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment. The Company recognizes options to extend a lease when it is reasonably certain that it will exercise such extension. The Company does not recognize options to terminate a lease when it is reasonably certain that it will not exercise such early termination options. Lease expense is recognized on a straight-line basis over the expected lease term.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The Company adopted this standard as of January 1, 2022 utilizing the modified retrospective method. The Company does not have any convertible instruments as of June 30, 2022 and the adoption of this standard did not have a material impact on its condensed financial statements.

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

As of June 30, 2022 and December 31, 2021, Level 1 securities consist of U.S. Treasury and money market funds, for which the carrying amounts are based on the quoted market prices in active markets.

As of June 30, 2022, Level 2 securities consist of highly rated commercial paper, for which fair value is determined through the use of models or other valuation methodologies. As of June 30, 2022, the Company had an immaterial amount of unrealized gains on its Level 2 securities.

During the periods presented, the Company did not have any Level 3 securities.

The following tables set forth the financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds (1)	$44,212	$44,212	$—	$—
Commercial paper (1)	30,959	—	30,959	—
Total cash equivalents	75,171	44,212	30,959	—
Marketable securities:
U.S. treasuries(2)	253,109	253,109	—	—
Total financial assets	$328,280	$297,321	$30,959	$—

	December 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets:
Money market funds (1)	$376,976	$376,976	$—	$—
(1)
Included within cash and cash equivalents on the condensed balance sheet.
(2)
Included within investments in marketable securities, current and investments in marketable securities, non-current on the condensed balance sheet.

4. Marketable Securities

All marketable securities were considered available-for-sale as of June 30, 2022. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type are summarized in the table below (in thousands):

	June 30, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as marketable securities	$254,129	$—	$(1,020)	$253,109
Total available-for-sale securities	$254,129	$—	$(1,020)	$253,109

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of June 30, 2022, the aggregate fair value of securities with remaining maturities of less than one year held by the Company in an unrealized loss position was $247.1 million. The aggregate fair value of securities with remaining maturities of more than one year held by the Company in an unrealized loss position was $6.0 million. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to its credit risk. As a result, the Company determined it did not hold any investments with a credit loss at June 30, 2022.

There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and six months ended June 30, 2021, and as a result, there were no reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

The Company did not hold any marketable securities as of December 31, 2021.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Advances to suppliers	$1,681	$1,834
Prepaid insurance	181	1,543
Other prepaid expenses	2,490	1,383
Total prepaid expenses and other current assets	$4,352	$4,760

Property and Equipment, Net

Property and equipment, net as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Furniture and fixtures	$246	$3
Computers and network equipment	162	108
Lab equipment	10,944	6,680
Leasehold improvements	233	94
Construction in progress	755	477
Total property and equipment	12,340	7,362
Less: accumulated depreciation	(1,873)	(855)
Total property and equipment, net	$10,467	$6,507

Depreciation expense for the three and six months ended June 30, 2022 was $0.6 million and $1.0 million, respectively. Depreciation expense for the three and six months ended June 30, 2021 was $0.1 million and $0.2 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Professional fees	$461	$186
Early exercise liability	242	337
Other accrued expenses	179	363
Total accrued expenses and other current liabilities	$882	$886

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

The Company is obligated to make future development and regulatory milestone payments in total of up to $5.3 million, sales based milestone payments of up to $7.5 million and royalties on future sales at percentage rates ranging in the low single digits. In addition, if the Company receives any sublicense income, it is required to share it with Stanford as a certain percentage defined for each milestone in the License Agreement. The Company will record the maintenance fees, when payable, and will record milestones when contingencies are resolved, and milestones are due. No milestones were achieved and recorded as of June 30, 2022 and December 31, 2021.

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

The term of the First Option Agreement expires 18 months after its effective date, subject to the Company’s right to extend such expiration date by up to an additional one year upon notice to Stanford and by another additional one year upon the reasonable agreement of Stanford. The First Option Agreement will terminate if the License Agreement terminates. On June 23, 2022, the Company exercised its right to extend the term of the First Option Agreement for an additional year. As of June 30, 2022, the Company had not exercised the option under the First Option Agreement and no fees have been paid for the First Option Agreement.

In April 2021, the Company entered into an option agreement (the “Second Option Agreement”) with Stanford to negotiate the license for additional technologies from Stanford. Pursuant to the Second Option Agreement, the Company agreed to pay Stanford option fees in an aggregate amount of $30.0 thousand over the term of the option. On April 13, 2022, the Company entered into an amendment to the Second Option Agreement which extended the term for an additional year and the maintenance fee of $10.0 thousand was paid in the three and six months ended June 30, 2022. As of June 30, 2022, the Company had not exercised the option under the Second Option Agreement and no fees have been paid for the Second Option Agreement.

LCGM Service Agreement

On August 30, 2021, the Company entered into a Master Manufacturing and Service Agreement with the Laboratory for Cell & Gene Medicine at Stanford (“LCGM MSA”). Pursuant to the LCGM MSA, LCGM will conduct clinical manufacturing, release testing, and product release for nula-cel in the Company’s Phase 1 clinical trial to treat SCD. During 2021, the Company entered into various SOWs under the LCGM MSA under which it received technology transfer and related services for HBB Beta-Globin Gene Variant for SCD, manufacturing engineer test runs, the exclusive use of a manufacturing suite at the LCGM facility, and Phase 1/2 clinical development and manufacturing of the HBB Variant for SCD. During the three and six months ended June 30, 2022, the Company has recognized $1.3 and $2.8 million, respectively, in research and development expense in connection with the LCGM MSA.

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

During the three and six months ended June 30, 2022, the Company has not recognized any research and development expense in connection with the IDT License Agreement. There are no milestones probable as of June 30, 2022; therefore, no milestone payments have been recognized in the three and six months ended June 30, 2022.

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

As of June 30, 2022 and December 31, 2021, the Company posted a security deposit in the amount of $1.6 million in the form of a letter of credit in connection with the Bayside Lease Agreement, which is classified as restricted cash, non-current on the condensed balance sheet.

As of June 30, 2022 and December 31, 2021, there was no right-of-use asset or lease liability recorded on the condensed balance sheet for the Bayside Lease Agreement as the Company has not yet obtained possession of the space and as the lease has not yet commenced.

7. Commitments and Contingencies

Research and Development Agreements

The Company enters into contracts in the normal course of business with CROs for clinical trials, with CMOs or other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time. As of June 30, 2022 and December 31, 2021, there were no amounts accrued related to termination and cancellation charges as the Company has not determined cancellation to be probable.

License Agreements

The Company enters into license agreements (Note 6), pursuant to which the Company may acquire or license other patents, patent applications or know-how from various third parties to access intellectual property covering product candidates that the Company is developing. Under these acquisitions or licensing agreements, the Company may be liable for certain diligence obligations and payments, which are contingent upon achieving various development, regulatory and commercial milestones. Also, pursuant to the terms of some of these license agreements, when and if commercial sales of a product commence, the Company may be obligated to pay royalties to such third parties on net sales of the respective products. No such milestones were achieved or probable as of June 30, 2022 and December 31, 2021. All products are in development as of June 30, 2022 and December 31, 2021 and no such royalties were due.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2022 and December 31, 2021, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

On November 10, 2021, the Company entered a sublease agreement for office and lab space located in Brisbane, California. The sublease expires on December 6, 2023. The corresponding right-of-use assets and lease liabilities related to the sublease were recorded on the Company’s balance sheet upon the lease commencement date, which was the date the Company was deemed to have obtained control of the premises.

As of January 1, 2021, the Company did not have any operating leases with terms greater than twelve months and accordingly, did not have any right-of-use assets recorded on its condensed balance sheet. As of June 30, 2022, the Company had operating lease right-of-use assets of $5.5 million and operating lease liabilities of $5.9 million related to the office suite leases recorded on its condensed balance sheet.

Embedded leases

On May 10, 2021 and August 30, 2021, the Company and LCGM entered into the LCGM MSA and SOW #3, respectively, for the exclusive use of a manufacturing suite at the LCGM facility. Pursuant to the terms of SOW #3, LCGM agreed to provide the Company with certain dedicated space for the clinical manufacturing, release testing, and product release in the Company’s Phase 1 clinical trial to treat Sickle Cell Disease. The Company concluded that the agreement contains an embedded lease as the Company controls the use of a dedicated manufacturing suite and the equipment therein. The agreement includes fixed lease payments of $5.6 million through April 30, 2023, the expiration date of SOW #3.

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

As of June 30, 2022, the current and non-current portions of the total liability for operating leases was $4.9 million and $3.3 million, respectively. As of June 30, 2022, the weighted average remaining lease term on the operating lease is 23 months. The weighted average incremental borrowing rate used to determine the operating lease liabilities included on the condensed balance sheet was 8.4%.

Operating Lease Obligations

As of June 30, 2022, the future minimum lease payments for the Company’s operating leases for each of the years ending December 31 were as follows (in thousands):

Amount
2022 (Remaining six months)	$2,679
2023	4,332
2024	1,468
2025	375
2026	—
Thereafter	—
Total undiscounted lease payments	8,854
Present value adjustment	(666)
Total net lease liabilities	$8,188

Lease expense was $1.6 and $3.3 million for the three and six months ended June 30, 2022, respectively.

Under the terms of the remaining lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $0.4 and $0.7 million for the three and six months ended June 30, 2022, respectively, including non-lease components such as common area maintenance fees, taxes, and insurance.

The following information represents supplemental disclosure for the statement of cash flows related to the operating leases (in thousands):

June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$2,486

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

In connection with the closing of the third tranche of Series A redeemable convertible preferred stock, during the six months ended June 30, 2021, the Company incurred issuance costs of $4.0 thousand.

Series B Redeemable Convertible Preferred Stock

In March 2021, the Company issued 29,792,487 shares of the Series B redeemable convertible preferred stock at $5.06 per share for gross cash proceeds of $150.7 million. The Company incurred issuance costs of $0.2 million.

10. Common Stock

As of June 30, 2022 and December 31, 2021, the Company was authorized to issue 300,000,000 shares of its common stock with $0.00001 par value per share. Each share of the Company’s common stock is entitled to one vote. In connection with the IPO in June 2021, all outstanding shares of redeemable convertible preferred stock were converted into 30,761,676 shares of common stock. The IPO closed on June 29, 2021, pursuant to which the Company issued and sold 14,000,000 shares of its common stock at a public offering price of $17.00 per share.

On June 29, 2021, the underwriters also exercised their option to purchase an additional 2,100,000 shares of common stock at the IPO price, less the underwriting discounts and commissions. The closing of the offering of the additional shares occurred on July 2, 2021. The Company issued and sold 2,100,000 shares of its common stock at a public offering price of $17.00 per share.

Shares Reserved for Future Issuance

As of June 30, 2022 and December 31, 2021, the Company reserved common stock for future issuances as follows:

	June 30, 2022	December 31, 2021
Outstanding stock option awards	7,661,716	5,056,743
Shares available for future stock option grants	5,171,735	4,454,004
ESPP shares available for future grants	880,969	524,106
Total shares reserved for future issuance	13,714,420	10,034,853

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

The Company accounts for shares issued to founders as equity compensation awards and the estimated fair value at the grant date was minimal. 2,584,588 and 3,230,746 shares of founders’ common stock awards were unvested and expected to vest in 2.0 years and 2.5 years as of June 30, 2022 and December 31, 2021, respectively.

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

On June 18, 2021, the Company exercised its right to repurchase an aggregate of 624,845 shares from each founder and investor under the Stanford Adjustment Repurchase Right. As of June 30, 2022, the Company has not exercised the right to repurchase the remaining 16,016 shares.

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

2021 Stock Option and Grant Plan

In June 2021, the Company’s Board of Directors approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”) that became effective immediately prior to the date when the Company’s prospectus was declared effective by the SEC on June 24, 2021. The Company initially reserved 5,636,000 shares of common stock for issuance of awards under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2022, the number of shares of common stock available under the 2021 Plan increased by 2,900,541 shares pursuant to this evergreen provision of the 2021 Plan. The option exercise price of each option will be determined by the Company’s compensation committee but generally may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. The term of each option will be fixed by the Company’s compensation committee and may not exceed ten years from the date of grant. The grant date fair value of all awards made under the 2021 Plan and all other cash compensation paid by the Company to any non-employee director for services as a non-employee director in any calendar year may not exceed $1.0 million for the first year of service and $750.0 thousand for each year of service thereafter.

As of June 30, 2022, there were 5,171,735 shares available for future issuance under the 2021 Plan.

Restricted Stock Awards

In 2020, the Company issued 832,983 shares of common stock as restricted stock awards under the 2020 Plan. The purchase price of the restricted common stock awards was fair value as determined by the Board at the issuance date. The shares vest monthly over four years with the one-year cliff vesting from the grant date. Upon termination of employment, the Company has the right to repurchase any unvested restricted shares. The repurchase price for unvested shares of common stock will be the lower of (i) the fair market value on the date of repurchase or (ii) their original purchase price. There were no grants of restricted stock awards for the three and six months ended June 30, 2022 and 2021.

The Company accounted for restricted stock awards as early exercised options and recognized a liability in other liabilities when cash was received for the purchase of shares of restricted stock awards. As shares of restricted stock awards vest, the Company reclassified the liability to common stock and additional paid in capital. At June 30, 2022 and December 31, 2021, the Company recorded a minimal liability for restricted stock awards included in other liabilities.

No restricted stock award shares were cancelled or repurchased as of June 30, 2022 and December 31, 2021. There were 450,090 and 345,966 shares of restricted stock vested as of June 30, 2022 and December 31, 2021, respectively.

Employee Stock Purchase Plan

In June 2021, the Company’s board of directors and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) which became effective upon the IPO. The 2021 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Company’s board of directors and the Compensation Committee of the board of directors. Under the 2021 ESPP, 564,000 shares of the Company’s common stock were initially reserved for employee purchases of the Company’s common stock. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. The first purchase period commenced upon the completion of the Company’s IPO ended on November 30, 2021 and the second purchase period commenced on December 1, 2021 and ended on May 31, 2022. The third purchase period commenced on June 1, 2022 and will end on November 30, 2022. The Company recorded $0.1 million in accrued liabilities as of June 30, 2022.

Effective January 1, 2022, the number of shares of common stock available under the 2021 Plan increased by 564,000 shares pursuant to the evergreen provision of the 2021 ESPP.

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Expected volatility	73.00%	73.00% - 74.00%
Expected dividend yield	0%	0%
Expected term (in years)	0.5	0.5
Risk-free interest rate	1.63%	0.10% - 1.63%

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Expected volatility	74.00%	74.00%
Expected dividend yield	0%	0%
Expected term (in years)	6.01	5.97-6.01
Risk-free interest rate	2.53%-3.39%	1.91%-3.39%

A summary of option activity under the 2020 Plan and the 2021 Plan during the six months ended June 30, 2022 is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	5,056,743	$8.77	9.2	$18,503
Options granted - 2021 Plan	2,810,502	$8.70
Options exercised	(43,945)	$0.30
Options cancelled	(161,584)	$6.24
Outstanding as of June 30, 2022	7,661,716	$8.85	8.9	$608,949
Exercisable	1,481,036	$7.37	8.2	$321,482
Vested and expected to vest as of June 30, 2022	7,661,716	$8.85	8.9	$608,949

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of June 30, 2022. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2022 was $2.86 and $5.70 per share, respectively. There were 43,945 stock options exercised during the three and six months ended June 30, 2022.

The total fair value of stock options vested during the three and six months ended June 30, 2022 was $4.9 and $6.7 million, respectively.

The Company granted 2,478,602 and 5,367,984 options during the three and six months ended June 30, 2021, respectively. 3,383 and 922,208 options were exercised during the three and six months ended June 30, 2021. The total fair value of stock options vested during the three and six months ended June 30, 2021 was $0.1 million and $1.3 million, respectively.

Early Exercise of Stock Options

The terms of the 2020 Plan permit the exercise of options granted prior to vesting, subject to required approvals. The unvested shares are subject to the repurchase right upon termination of employment at the original purchase price. The repurchase right lapses in 180 days after the termination of the employee’s employment. Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules. Cash received for early exercised stock options is recorded as other liabilities on the condensed balance sheet and is reclassified to common stock and additional paid-in capital as such shares vest. During the three and six months ended June 30, 2022, the Company repurchased 50,713 shares that were previously early exercised.

As of June 30, 2022 and December 31, 2021, 806,636 shares and 1,195,631 shares, respectively, remained subject to the right of repurchase as a result of the early exercised stock options. The remaining liability related to early exercised shares as of June 30, 2022 and December 31, 2021 was $0.2 million and $0.3 million, respectively, and was recorded within accrued expenses and other liabilities on the Company’s condensed balance sheets.

Stock-Based Compensation Expense

The following table presents the components of stock-based compensation expense for the Company’s stock-based awards for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock awards and founders’ common stock awards	$2	$1	$4	$1
ESPP	112	6	258	6
Stock options	3,246	2,011	6,440	3,044
Total stock-based compensation expense	$3,360	$2,018	$6,702	$3,051

The above stock-based compensation expense also includes the expenses of $0.2 and $0.3 million related to stock options issued to the non-employees during the three and six months ended June 30, 2021, respectively. There was $0.1 million stock-based compensation expense for options issued to non-employees during the three and six months ended June 30, 2022.

The following table presents the classification of stock-based compensation expense for the Company’s stock-based awards for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$1,259	$614	$2,632	$811
General and administrative expenses	2,101	1,404	4,070	2,240
Total stock-based compensation expense	$3,360	$2,018	$6,702	$3,051

As of June 30, 2022 and December 31, 2021 there was $39.0 million and $30.5 million of unrecognized stock-based compensation expense related to the employee and non-employee awards, which is expected to be recognized over a weighted-average period of 3.0 years and 3.3 years, respectively.

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(25,936)	$(17,529)	$(51,771)	$(37,238)
Denominator:
Weighted-average common shares outstanding	58,056,643	12,482,522	58,033,859	11,781,319
Less: weighted-average unvested restricted shares and shares subject to repurchase	(3,483,777)	(7,395,514)	(3,749,023)	(7,375,962)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders	54,572,866	5,087,008	54,284,836	4,405,357
Net loss per share attributable to common stockholders — basic and diluted:	$(0.48)	$(3.45)	$(0.95)	$(8.45)

Anti-dilutive Outstanding Shares or Equivalents

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	7,661,716	4,752,515	7,661,716	4,752,515
Common stock subject to vesting or repurchase	3,774,117	5,560,465	3,774,117	5,560,465
Employee Stock Purchase Plan shares	142,525	31,850	142,525	31,850
Total	11,578,358	10,344,830	11,578,358	10,344,830

13. Income Taxes

During the three and six months ended June 30, 2022 and 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

14. Subsequent Events

On July 21, 2022, the Company filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $300.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into a Sales Agreement with the Sales Agent to provide for the offering, issuance and sale of up to an aggregate of $75.0 million of common stock from time to time in “at-the-market” offerings under the 2022 Shelf and subject to the limitations thereof. The Company will pay to the Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. The Company has not issued any shares or received any proceeds from any offerings under the 2022 Shelf through August 11, 2022.

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

Our lead product candidate nulabeglogene autogedtemcel (nula-cel), formerly GPH101, is a highly differentiated approach with the potential to directly correct the mutation that causes sickle cell disease (SCD) and restore adult hemoglobin (HgbA) expression. Curing sickle cell disease by correcting the disease-causing point mutation is viewed as the gold-standard for curing SCD and has been the dream of treating physicians for generations. Our Phase 1/2 clinical trial of nula-cel is underway, with initial proof-of-concept data anticipated in mid-2023. We are also advancing our research programs and pipeline of potential one-time curative therapies for a wide range of genetic and other serious diseases and intend to file an investigational new drug application (IND) for a second program by mid-2024.

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

We have incurred significant operating losses since inception. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $328.3 million and an accumulated deficit of $193.1 million. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take at least several years. We may never achieve profitability, and unless and until then, we will need to continue to raise additional capital. Based upon our current operating plan, we estimate that our cash, cash equivalents and investments in marketable securities as of June 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

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

The surge of the COVID-19 Omicron variant, which began around the same time that our Phase 1/2 clinical trial of nula-cel initially opened for enrollment, impacted trial enrollment and site operations, including resourcing and staffing, resulting in a delay in timelines to anticipated data. In particular, the treatment of the first patient in our Phase 1/2 clinical trial was delayed due to a prospective participant becoming infected with COVID-19. We cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on our business, financial condition and operations, including planned clinical trials and clinical development timelines. The impact of the COVID-19 pandemic on our financial performance will depend on future developments, including the duration and spread of the pandemic, its impact on our clinical trial enrollment, trial sites, CROs, CMOs and other third parties with whom we do business, its impact on regulatory authorities and our key scientific and management personnel, progress of vaccination and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets or the overall economy are impacted for an extended period, our business may be materially adversely affected.

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

The term of the First Option Agreement expires 18 months after its effective date, subject to our right to extend such expiration date by up to an additional one year upon notice to Stanford and by another additional one year upon the reasonable agreement of Stanford. The First Option Agreement will terminate if the License Agreement terminates. On June 23, 2022, we exercised the right to extend the term of the First Option Agreement for an additional year. As of June 30, 2022, we have not exercised the option and no fees have been paid under the First Option Agreement.

In April 2021, we entered into an option agreement (the “Second Option Agreement”) with Stanford to negotiate the license for additional technologies from Stanford. Pursuant to the Second Option Agreement, we agreed to pay Stanford option fees in an aggregate amount of $30.0 thousand over the term of the option. On April 13, 2022, we entered into an amendment to the Second Option Agreement which extended the term for an additional year and the maintenance fee of $10.0 thousand was paid in the three and six months ended June 30, 2022. As of June 30, 2022, we have not exercised the option and no fees have been paid under the Second Option Agreement.

LCGM Service Agreement

On August 30, 2021, we entered into a Master Manufacturing and Service Agreement with the Laboratory for Cell & Gene Medicine (“LCGM”) at Stanford (“LCGM MSA”). Pursuant to the LCGM MSA, LCGM will conduct clinical manufacturing, release testing, and product release for nula-cel in our Phase 1 clinical trial to treat SCD. During 2021, we entered into various SOWs under the LCGM MSA under which we received technology transfer and related services for HBB Beta-Globin Gene Variant for SCD, manufacturing engineer test runs, the exclusive use of a manufacturing suite at the LCGM facility, and Phase 1/2 clinical development and manufacturing of the HBB Variant for SCD. We have recognized $1.3 million and $2.8 million in research and development expense in connection with the LCGM MSA during the three and six months ended June 30, 2022, respectively.

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

In consideration of the licenses and rights granted to us under the IDT License Agreement, we agreed to pay to IDT an upfront payment in the amount of $3.0 million and up to $5.3 million (or $8.8 million if we elect to expand the Field as described above to include both the beta thalassemia and lysosomal storage disorders fields) in total regulatory milestone payments. Each regulatory milestone payment is payable once on an indication-by-indication basis. In addition, we have agreed to pay IDT a low single-digit royalty on the net sales of products, subject to reductions in specified circumstances. The acquisition of the license was accounted for as an asset acquisition and as the acquired technology did not have an alternative use, the total consideration of $3.0 million was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2021. During the three and six months ended June 30, 2022, we have not recognized any research and development expense in connection with the IDT License Agreement. There are no milestones probable as of June 30, 2022; therefore, no milestone payments have been recognized in the three and six months ended June 30, 2022.

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

Research and development costs are expensed as incurred. Since inception, we have not tracked our internal indirect costs and external research and development costs by program. The intellectual property we licensed in late 2020 is fundamental to our platform and we did not focus on any specific programs. In the future, we expect to track research and development costs on a program by program basis as we identify the specific programs and product candidates to develop.

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

General and Administrative Expenses

General and administrative expenses consist primarily of expenses related to employee-related costs, including salaries, benefits and stock-based compensation expense, for our executive, business development, finance and accounting, human resources and other administrative functions; legal services, including relating to intellectual property and corporate matters; accounting, auditing, consulting and tax services; insurance; and facility and other allocated costs not otherwise included in research and development expenses. We expect our general and administrative expenses to increase substantially for the foreseeable future as we anticipate an increase in our personnel headcount to support expansion of research and development activities, as well as to support our operations generally. We also expect to continue to incur significant expenses associated with being a public company, including costs related to accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with applicable Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Other Income (Expense), Net

Other income (expense), net primarily consists of amounts realized from interest income from the investments in marketable securities.

Results of Operations

Three Months Ended June 30, 2022 and 2021

The following table summarizes our statements of operations and comprehensive loss for the respective periods (in thousands):

	Three Months Ended June 30,
	2022	2021
	(unaudited)
Operating expenses:
Research and development	$17,777	$12,667
General and administrative	8,999	4,866
Total operating expenses	26,776	17,533
Loss from operations	(26,776)	(17,533)
Other income (expense), net:
Other income, net	840	4
Change in fair value of the Series A redeemable convertible preferred stock tranche liability	—	—
Total other income, net	840	4
Net loss	$(25,936)	$(17,529)
Unrealized loss on investments	(724)	—
Comprehensive loss	$(26,660)	$(17,529)

Operating Expenses

Research and Development Expenses

Research and development expenses were $17.8 million for the three months ended June 30, 2022 compared to $12.7 million for the three months ended June 30, 2021, an increase of $5.1 million. The increase in research and development expenses was primarily attributable to an increase of $3.2 million of personnel costs, $1.7 million in clinical trial related activities and contract manufacturing activities for our clinical trials and drug supply, and $0.2 million of other research and development costs primarily related to facilities costs, lease expense and service agreements.

General and Administrative Expenses

General and administrative expenses were $9.0 million for the three months ended June 30, 2022 compared to $4.9 million for the three months ended June 30, 2021, an increase of $4.1 million. The increase in general and administrative expenses was comprised of an additional $2.4 million of consulting and personnel-related costs primarily attributable to increased hiring of general and administrative personnel, including associated stock-based compensation expense. We also incurred additional professional service costs of $1.3 million related to legal costs, accounting and financial service costs, and insurance costs, as well as other miscellaneous expenses of $0.4 million.

Other Income (Expense), Net

The other income (expense), net for the three months ended June 30, 2022 and 2021 comprised of interest income from the investments in marketable securities.

Six Months Ended June 30, 2022 and 2021

The following table summarizes our statements of operations and comprehensive loss for the respective periods (in thousands):

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Operating expenses:
Research and development	$36,023	$18,044
General and administrative	16,711	8,857
Total operating expenses	52,734	26,901
Loss from operations	(52,734)	(26,901)
Other income (expense), net:
Other income (expense), net	963	4
Change in fair value of the Series A redeemable convertible preferred stock tranche liability	—	(10,341)
Total other income (expense), net	963	(10,337)
Net loss	$(51,771)	$(37,238)
Unrealized loss on investments	(1,033)	—
Comprehensive loss	$(52,804)	$(37,238)

Research and Development Expenses

Research and development expenses were $36.0 million for the six months ended June 30, 2022 compared to $18.0 million for the six months ended June 30, 2021, an increase of $18.0 million. The increase in research and development expenses was primarily attributable to an increase of $7.9 million of personnel costs, $7.2 million in clinical trial related activities and contract manufacturing activities for our clinical trials and drug supply, and $2.9 million of other research and development costs primarily related to facilities costs, lease expense and service agreements.

General and Administrative Expenses

General and administrative expenses were $16.7 million for the six months ended June 30, 2022 compared to $8.9 million for the six months ended June 30, 2021, an increase of $7.8 million. The increase in general and administrative expenses was comprised of an additional $4.6 million of consulting and personnel-related costs associated primarily attributable to increased hiring of general and administrative personnel, including associated stock-based compensation expense. We also incurred additional professional service costs of $2.2 million related to legal costs, accounting and financial service costs, and insurance costs, as well as other miscellaneous expenses of $1.0 million.

Other Income (Expense), Net

The other income (expense), net for the six months ended June 30, 2022 comprised of interest income from the investments in marketable securities. The other income (expense), net for the six months ended June 30, 2021 was comprised of the change in the fair value of our Series A redeemable convertible preferred stock tranche liability of $10.3 million and income from money market funds. Investments in marketable securities were not held in the comparable period.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations from inception through June 30, 2022. As of June 30, 2022, we had 328.3 million of cash, cash equivalents and marketable securities and our accumulated deficit was $193.1 million. In June and July 2021, we raised net proceeds of $251.3 million in our IPO, pursuant to which we sold an aggregate of 16,100,000 shares of common stock.

Prior to our IPO, we funded our operations primarily from the sale of redeemable convertible preferred stock and issuance of convertible promissory notes.

On July 21, 2022, we filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $300.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into a Sales Agreement to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our common stock from time to time in “at-the-market” offerings under the 2022 Shelf and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. We have not issued any shares or received any proceeds from any offerings under the 2022 Shelf through August 11, 2022.

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

Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments in marketable securities as of the date of the filing of this Form 10-Q, will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. Until we can generate sufficient revenues from the commercialization of our product candidates or from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, collaborations and other strategic alliances and licensing arrangements, or any combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide that may result from the ongoing COVID-19 pandemic, inflationary pressures or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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
•
the costs of operating as a public company; and
•
the impact of the ongoing COVID-19 pandemic and unfavorable global economic conditions, which may exacerbate the magnitude of the factors discussed above.

A change in the outcome of any of these or other variables could significantly change the costs and timing associated with the development of our product candidates. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such change.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Net cash used in operating activities	$(43,334)	$(21,844)
Net cash used in investing activities	(258,883)	(1,123)
Net cash provided by financing activities	412	385,264
Net increase in cash, cash equivalents and restricted cash	$(301,805)	$362,297

Cash Flows from Operating Activities

Net cash used in operating activities was $43.4 million for the six months ended June 30, 2022, which was primarily attributable to our net loss of $51.8 million and net changes in operating assets and liabilities of $2.3 million, adjusted for net noncash charges of $10.7 million. Noncash charges included $6.7 million in stock-based compensation expense, $2.9 million in noncash lease expense, and $1.1 million in depreciation and amortization expense.

Net cash used in operating activities was $21.8 million for the six months ended June 30, 2021, which was primarily attributable to our net loss of $37.2 million, adjusted for non-cash charges of $13.6 million and changes in operating assets and liabilities of $1.8 million. Noncash charges included $10.3 million in change in fair value of the Series A redeemable convertible tranche liability, $3.1 million in stock-based compensation, and $0.2 million in depreciation and amortization expense.

Cash Flows from Investing Activities

Net cash used in investing activities was $258.9 million for the six months ended June 30, 2022, which was primarily attributable to the investment in current and non-current marketable securities of $248.0 million and $6.0 million, respectively, and the purchases of lab equipment for use at our headquarters of $4.7 million.

Net cash used in investing activities was $1.1 million for the six months ended June 30, 2021, which was primarily attributable to the purchases of lab equipment for use at our headquarters.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2022, which consisted primarily of proceeds from issuance of common stock related to the employee stock purchase plan.

Net cash provided by financing activities was $385.3 million for the six months ended June 30, 2021, which consisted primarily of proceeds from the issuance of Series A redeemable convertible preferred stock of $165.5 million, proceeds from issuance of common stock in our initial public offering, net of issuance costs of $219.5 million, and proceeds from the issuance of common stock related to early exercised stock options of $0.3 million.

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

During the three and six months ended June 30, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant net losses, have not generated any revenue from product sales to date and have financed our operations principally through the net proceeds raised in our initial public offering and private placements of our redeemable convertible preferred stock. Our net loss for the year ended December 31, 2021 was $70.8 million and for the six months ended June 30, 2022 and 2021 was $51.8 million and $37.2 million, respectively. As of June 30, 2022, we had an accumulated deficit of $193.1 million. We expect to continue to incur significant and increasing losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. We anticipate that our expenses will increase substantially if and as we:

•
conduct our ongoing Phase 1/2 clinical trial of nula-cel and initiate and conduct clinical trials for our other current product candidates and any future product candidates that we may identify and develop;
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
•
operate as a public company.

To date, we have not successfully completed a clinical trial for any product candidate. We have only one product candidate in clinical development and expect that it will be many years, if ever, before we have a product candidate ready for commercialization, if approved. To become and remain profitable, we must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those products for which we may obtain marketing approval, obtaining market acceptance for such products and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenue in an amount sufficient to achieve profitability. All of our programs are currently only in the discovery, preclinical testing or early clinical development stage. We commenced our Phase 1/2 clinical trial of nula-cel in SCD in November 2021. Because of the numerous risks and uncertainties associated with developing gene therapy and gene editing product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if ever. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and our stock price and could impair our ability to raise capital, maintain and fund our research and development efforts, expand our business, or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

Our limited operating history may make it difficult for you to evaluate the performance of our business to date and to assess our future viability.

We are an early-stage company. We were founded in 2017 and commenced operations in 2020. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our platform and technology, identifying potential product candidates, establishing and maintaining our intellectual property portfolio, undertaking preclinical studies and preparing for clinical trials. Other than nula-cel, which is in early clinical development, all of our research programs are still in the preclinical or research stage of development, and their risk of failure is high. We have not demonstrated an ability to initiate or successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a new product from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about the likelihood of our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

As of June 30, 2022, our cash, cash equivalents and marketable securities were $328.3 million. We expect that these funds will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

•
the timing, scope, progress, results and costs of our planned clinical trials of nula-cel and other product candidates that we may identify and develop;

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
•
the continued effect of the ongoing COVID-19 pandemic and unfavorable global economic conditions and inflationary pressures on our business;
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

Recent volatility in capital markets and lower market prices for our securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness.

As discussed above, developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very expensive process, and our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate and conduct clinical trials of, and seek marketing approval for, our product candidates. Accordingly, we may need to pursue equity or debt financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.

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

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. The continued spread of COVID-19, including the emergence of subsequent variants like the Omicron variant, which began to spread around the time that our Phase 1/2 clinical trial of nula-cel initially opened for enrollment, has affected segments of the global economy as well as our operations. For example, COVID-19 impacted clinical trial site resourcing, staffing and operations, resulting in longer timeframes than initially anticipated for participant screening and enrollment. In particular, treatment of the first patient in our Phase 1/2 clinical trial of nula-cel was delayed due to screen failure as a result of a prospective participant becoming infected with COVID-19. As a result of the ongoing COVID-19 pandemic or similar public health crises that may arise, we may experience further disruptions that could adversely impact our operations, research and development, including preclinical studies, clinical trials and manufacturing activities, including:

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

Risks Related to Discovery, Development, and Commercialization

We are very early in our development efforts. Other than nula-cel, which is in early clinical development, all of our product candidates are still in preclinical development or earlier stages and it will be many years before we or our collaborators commercialize a product candidate, if ever. If we are unable to advance our product candidates through preclinical and clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

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

Further, because our ex vivo product candidates involve editing human cells and then delivering modified cells to patients, we are subject to many of the challenges and risks that engineered cell therapies face. For example, clinical trials using engineered cell-based gene therapies may require unique products to be created for each patient and such individualized manufacturing may be both inefficient and cost-prohibitive.

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

To date, we have not completed the evaluation of any product candidates in human clinical trials. It is impossible to predict when or if any product candidates we develop, including our product candidates, nula-cel, GPH102, GPH201 and GPH301, will ultimately prove safe in humans. In the genomic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. There can be no assurance that our gene editing technologies will not cause severe or undesirable side effects.

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

In addition, the ongoing COVID-19 pandemic has affected, and may continue to affect, the timing of our planned clinical trials. The surge of the Omicron variant, which began around the same time we initially opened our Phase 1/2 clinical trial of nula-cel for enrollment, impacted site resourcing, staffing and operations, resulting in longer timeframes than initially anticipated for participant screening and enrollment. In particular, the treatment of the first patient in our Phase 1/2 clinical trial was delayed due to a prospective participant becoming infected with COVID-19. We may continue to be adversely affected by the COVID-19 pandemic. For example, as the global healthcare community responded to the fluctuations in COVID-19 cases and hospitalizations, many hospitals, including those operating as clinical trial sites for other ongoing trials, temporarily paused elective procedures, which included dosing of new patients with investigational products. Additionally, the COVID-19 pandemic may cause delays in data collection and monitoring activities, which may present data integrity challenges or require modifications to our planned clinical trial protocols.

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

We currently rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct some aspects of our research and preclinical testing, and we expect to rely on third parties to help conduct our ongoing and planned clinical trials. Any of these third parties may terminate their engagements with us at any time under certain criteria. If we need to enter into alternative arrangements, it may delay our product development activities.

Our reliance on these third parties to conduct clinical trials and for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we are and will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA, the EMA and other regulatory authorities require us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected.

Although we intend to design the clinical trials for our product candidates, CROs will conduct some or all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct current and future preclinical studies and clinical trials will also result in less direct control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with third parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Third parties may:

•
have staffing difficulties;
•
fail to comply with contractual obligations;
•
experience regulatory compliance issues;
•
undergo changes in priorities or become financially distressed; or
•
form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our preclinical studies and clinical trials and may subject us to unexpected cost increases or delays that are beyond our control. If the CROs and other third parties do not perform preclinical studies and future clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of our product candidates may be delayed, we may not be able to obtain regulatory approval and commercialize our product candidates, or our development programs may be materially and irreversibly harmed. If we are unable to rely on preclinical and clinical data collected by our CROs and other third parties, we could be required to repeat, extend the duration of, or increase the size of any preclinical studies or clinical trials we conduct and this could significantly delay commercialization and require greater expenditures, which could have a material adverse effect on our business, financial condition, result of operations, and prospects.

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

We do not have any manufacturing facilities at the present time. We currently rely on third-party manufacturers for the manufacture of materials for our research programs and preclinical studies, including our viral vectors, GMP plasmids, RNA guides and Cas9, and expect to continue to rely on third parties, including Stanford, for our ongoing and planned clinical trials and for commercialization of any product candidates for which we obtain marketing approval. For example, we rely on third parties to manufacture viral vectors. We do not have a long term supply agreement with any of our third-party manufacturers, and we purchase our required supply on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our third-party manufacturers could cease manufacturing for us or change the terms on which they are willing to continue manufacturing for us at any time.

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

Any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of suppliers or manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. For example, since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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

No consistent policy regarding the scope of claims allowable in the field of gene editing has emerged in the United States. The scope of patent protection outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, enforce and defend our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patent rights. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will be valid and enforceable and provide sufficient protection from competitors. Further, no earlier than October 1, 2022, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC"). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

We have licensed and are dependent on certain patent rights and proprietary technology from third parties that are important or necessary to the development of our gene editing technology and product candidates. For example, we are a party to a license agreement with Stanford pursuant to which we in-license key patents and patent applications for our gene editing platform technology and product candidates (the Stanford License Agreement). This license agreement imposes various diligence, milestone payment, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate our license, in which event we would not be able to develop or market our gene editing platform or any other technology or product candidates covered by the intellectual property licensed under this agreement. For example, under the Stanford License Agreement, we are required to initiate clinical trial programs in accordance with the development plan and development milestones for the development of a licensed product covered by the licensed patent rights. If we fail to initiate such clinical trial programs, our rights with respect to the licensed patent rights may terminate.

These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our gene editing platform technology and product candidates in the future. Some licenses granted to us are expressly subject to certain preexisting rights held by the licensors or certain third parties. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in certain territories or fields. For example, the Stanford License Agreement provides that our field of use is solely for the development of prophylactics and therapeutics for sickle cell disease, XSCID, and beta-thalassemia. If we determine that rights to such additional fields are necessary to commercialize our product candidates or maintain our competitive advantage, we may need to obtain a license from Stanford and/or other third parties in order to continue developing, manufacturing or marketing our product candidates. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing our product candidates or allow our competitors or others the chance to access technology that is important to our business.

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

We own and have in-licensed a number of patents and patent applications that cover gene editing and gene targeting technologies. We have applied for provisional and non-provisional patent applications intended to specifically cover our gene editing platform technology and uses with respect to treatment of particular diseases and conditions, but do not currently own any issued U.S. patents. Each U.S. provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the intentions disclosed in the associated provisional patent applications. We cannot be certain that any of these patent applications will issue as patents, and if they do, that such patents will cover or adequately protect our gene editing platform technologies or our product candidates, or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable. Any failure to obtain or maintain patent protection with respect to our gene editing platform technology and product candidates could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our owned and in-licensed patents and patent applications contain claims directed to compositions of matter on our gene editing product candidates, as well as methods directed to the use of such product candidates for gene therapy treatment. Method-of-use patents do not prevent a competitor or other third party from developing or marketing an identical product for an indication that is outside the scope of the patented method. Moreover, with respect to method-of-use patents, even if competitors or other third parties do not actively promote their product for our targeted indications or uses for which we may obtain patents, providers may recommend that patients use these products off-label, or patients may do so themselves.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. For example, while our patent applications are pending, we may be subject to a third party pre-issuance submission of prior art to the United States Patent and Trademark Office (USPTO), or become involved in interference or derivation proceedings, or equivalent proceedings in foreign jurisdictions. Even if patents do successfully issue, third parties may challenge their inventorship, validity, enforceability or scope, including through opposition, revocation, reexamination, post-grant and inter partes review proceedings. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or our licensor, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patent applications. For example, an opposition proceeding has been initiated by multiple opponents at the European Patent Office (EPO) Opposition Division in connection with an in-licensed European patent. Such challenges, including this current opposition, may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Furthermore, even if they are unchallenged, our patent rights may not adequately protect our intellectual property or prevent others from designing around our platform technology or product candidates. If the breadth or strength of protection provided by the patent applications we own or in-license with respect to our gene editing platform technology and product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in development, testing, and regulatory review of new product candidates, the period of time during which we could market our product candidates under patent protection would be reduced.

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

Conversely, we may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). In the future, we may choose to challenge third-party patents in patent opposition proceedings in the EPO or another foreign patent office. Even if successful, the costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates, gene editing platform technology or other proprietary technologies.

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

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications are due to be paid to the USPTO and foreign patent agencies outside of the United States over the lifetime of our owned or licensed patents and applications. In certain circumstances, we rely on our licensors to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and foreign patent agencies require compliance with several procedural, documentary, fee payment, and other similar provisions during the patent application process. We are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. While an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations, however, in which non-compliance can result in a partial or complete loss of patent rights in the relevant jurisdiction. Were a noncompliance event to occur, our competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We are in the early stages of clinical development for nula-cel in SCD, and all of our other programs are in discovery or preclinical development. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of the product in humans. It is impossible to predict when or if any of our programs will prove effective and safe in humans or will receive regulatory approval. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of clinical trials. Interim results of a clinical trial do not necessarily predict final results. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

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

On June 23, 2016, the UK electorate voted in favor of leaving the EU, commonly referred to as “Brexit.” Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty and the withdrawal of the United Kingdom from the EU formally took effect on January 31, 2020 under the terms of the Withdrawal Agreement. Following the United Kingdom’s departure from the EU, there was a “transition period” during which the United Kingdom was essentially treated as a Member State of the EU and the regulatory regime remained the same across the United Kingdom and the EU, while the future relationship between the United Kingdom and the EU was formally negotiated. This transition period ended on December 31, 2020. The United Kingdom and the EU have signed a EU-UK Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. Under the terms of the deal, the EU and UK have separate regulatory regimes for pharmaceutical products, although there are some provisions for mutual recognition of standards, for example with regards to GMP. For instance, the UK is no longer covered by the centralized procedure for obtaining EU-wide marketing authorizations for medicinal products, and a separate process for authorization of medicinal products is required in the UK, resulting in an authorization covering the UK or Great Britain (England, Scotland and Wales) only. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore broadly aligns with current EU regulations, however, longer term, the United Kingdom is likely to develop its own legislation that diverges from that in the EU now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. It is possible therefore, that there will be increased regulatory complexities in the UK and EU, which could disrupt the timing of any clinical trials and regulatory approvals that we may determine to pursue in these jurisdictions.

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

FDA’s fast track, breakthrough, and regenerative medicine advanced therapy (RMAT), programs are intended to expedite the development of certain qualifying products intended for the treatment of serious diseases and conditions. If a product candidate is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the product’s potential to address an unmet medical need for this condition, the sponsor may apply for FDA fast track designation. A product candidate may be designated as a breakthrough therapy if it is intended to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. A product candidate may receive RMAT designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening condition, and preliminary clinical evidence indicates that the product candidate has the potential to address an unmet medical need for such condition. While we may seek fast track, breakthrough, and/or RMAT designation, there is no guarantee that we will be successful in obtaining any such designation. Even if we do obtain such designation, such as the fast track designation we have received for nula-cel for the treatment of sickle cell disease, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A fast track, breakthrough, or RMAT designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. In addition, the FDA may withdraw fast track, breakthrough, or RMAT designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track, breakthrough, and/or RMAT designation alone do not guarantee qualification for the FDA’s priority review procedures.

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

Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan product candidates by the EMA in the European Union. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for another similar product candidate for the same orphan therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if, at the end of the fifth year, it is determined that a product no longer meets the criteria for orphan drug designation, including if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

As of June 30, 2022, we had 111 full-time employees, and, in connection with the advancement of our development programs and becoming a public company, we expect to increase the number of our employees and the scope of our operations further, particularly in the areas of research and clinical development, regulatory affairs, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
•
general economic, industry, and market conditions, including inflationary pressures; and
•
the other factors described in this “Risk Factors” section.

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

Future sales and issuances of our common stock or rights to acquire shares of our common stock, could result in additional dilution to the ownership of our stockholders and cause the market price of our common stock to decline significantly.

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could be granted rights superior to our existing stockholders. In July 2022, we filed a registration statement on Form S-3 relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. Concurrently with the filing of such registration statement, we entered into an “at-the-market” offering program, or ATM, which provides for the offering, issuance and sale by us of shares of our common stock from time to time for aggregate gross proceeds of up to $75 million in sales deemed to be “at-the-market offerings” as defined by the Securities Act of 1933, as amended. Any sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing stockholders.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of June 30, 2022, we have 58,211,192 shares of common stock outstanding. Significant portions of these shares are held by a small number of stockholders, including persons who were our stockholders prior to our initial public offering. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, certain shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered or intend to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, our directors, executive officers and certain affiliates may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 64.9% of our common stock. This group of stockholders has the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with the interests of our other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Because our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates was less than $560.0 million on June 30, 2022, we have again qualified as a “smaller reporting company.” We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company,” we incur, and expect to continue to incur, significant legal, accounting, and other expenses. SOX, the Dodd- Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements result in significant legal and financial compliance costs and make some activities more time-consuming and costly. For example, the rules and regulations applicable to us as a public company make it more difficult and more expensive for us to maintain director and officer liability insurance. We continue to monitor these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

As of June 30, 2022, we have used approximately $85.2 million of the net proceeds received in the IPO. Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. There has been no material change in the planned use of proceeds from our IPO as described in the registration statement on Form S-1. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy.

(c)
Issuer Purchases of Equity Securities

The following table provides stock repurchase activity during each of the months of the three months ended June 30, 2022:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2022 - April 30, 2022	—	$—	—	—
May 1, 2022 - May 31, 2022	—	—	—	—
June 1, 2022 - June 30, 2022	50,713	0.30	—	—
Total	50,713	$0.30

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

GRAPHITE BIO, INC.

Date: August 11, 2022	By:	/s/ Josh Lehrer, M.D.
Josh Lehrer, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Alethia Young
Alethia Young
Chief Financial Officer (Principal Financial and Accounting Officer)