Form 10-Q
period 2022-09-30
Graphite Bio, Inc.
filed 2022-11-09
CIK 1815776

w

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 58,152,317 shares of common stock, $0.00001 par value per share, outstanding.

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
•
We contract with third parties for the manufacture of materials for our research programs, preclinical studies and ongoing Phase 1/2 CEDAR clinical trial of nula-cel and expect to continue to do so for future clinical trials and for commercialization of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any products that we may develop and commercialize, or that such supply will not be available to us at an acceptable quality, cost or timelines, which could delay, prevent, or impair our development or commercialization efforts.
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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”), including its section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q may include, but are not limited to, statements about:

•
the success, cost and timing of our product development activities and clinical trials of our lead product candidates, nula-cel and GPH102, including the progress of, and results from, our Phase 1/2 CEDAR clinical trial of nula-cel and whether the clinical trial will support the intended uses for treatment of sickle cell disease, and future clinical trials of these and any of our other product candidates;
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
•
impacts of the ongoing COVID-19 pandemic and macroeconomic factors that could impact our business, such as the effects of the Russian invasion of Ukraine on the global economy and supply chain and inflationary pressures;
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

i

Graphite Bio, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,391	$376,976
Investments in marketable securities, current	235,294	—
Prepaid expenses and other current assets	6,807	4,760
Total current assets	298,492	381,736
Restricted cash, non-current	1,716	1,716
Investments in marketable securities, non-current	13,403	—
Property and equipment, net	13,270	6,507
Operating lease right-of-use assets	7,120	11,574
Other assets	844	454
Total assets	$334,845	$401,987
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,972	$2,453
Accrued compensation	3,346	2,689
Accrued research costs	353	633
Accrued expenses and other current liabilities	1,297	886
Operating lease liabilities, current	4,556	5,482
Total current liabilities	13,524	12,143
Operating lease liabilities, non-current	2,451	5,794
Other long- term liabilities	2,417	—
Total liabilities	18,392	17,937
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; and no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value, 300,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 58,149,317 and 58,010,823 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	535,852	525,400
Accumulated other comprehensive loss	(1,596)	—
Accumulated deficit	(217,804)	(141,351)
Total stockholders’ equity	316,453	384,050
Total liabilities and stockholders’ equity	$334,845	$401,987

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$18,302	$8,683	$54,325	$26,727
General and administrative	7,852	5,919	24,563	14,776
Total operating expenses	26,154	14,602	78,888	41,503
Loss from operations	(26,154)	(14,602)	(78,888)	(41,503)
Other income (expense), net:
Interest income, net	1,472	10	2,435	14
Change in fair value of the Series A redeemable convertible preferred stock tranche liability	—	—	—	(10,341)
Total other income (expense), net	1,472	10	2,435	(10,327)
Net loss	$(24,682)	$(14,592)	$(76,453)	$(51,830)
Unrealized loss on investments	(563)	—	$(1,596)	—
Comprehensive loss	$(25,245)	$(14,592)	$(78,049)	$(51,830)
Net loss per share attributable to common stockholders—basic and diluted	$(0.45)	$(0.28)	$(1.40)	$(2.51)
Weighted-average shares used in computing net loss per share—basic and diluted	55,206,139	52,769,916	54,591,593	20,668,560

The accompanying notes are an integral part of these unaudited condensed financial statements

Graphite Bio, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

								Accumulated
	Redeemable Convertible Preferred Stock				Common		Additional	Other		Total
	Series A		Series B		Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2021	—	$—	—	$—	58,010,823	$1	$525,400	$—	$(141,351)	$384,050
Stock-based compensation expense	—	—	—	—	—	—	3,342	—	—	3,342
Vesting of early exercised shares	—	—	—	—	—	—	51	—	—	51
Unrealized loss on investment	—	—	—	—	—	—	—	(309)	—	(309)
Net loss	—	—	—	—	—	—	—	—	(25,835)	(25,835)
Balance at March 31, 2022	—	$—	—	$—	58,010,823	$1	$528,793	$(309)	$(167,186)	$361,299
Common stock issued upon exercise of options	—	—	—	—	43,945	—	13	—	—	13
Common stock issued under ESPP	—	—	—	—	207,137	—	414	—	—	414
Vesting of early exercised shares	—	—	—	—	-	—	30	—	—	30
Repurchase of unvested early exercised shares	—	—	—	—	(50,713)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	-	-	3,360	—	—	3,360
Unrealized loss on investment	—	—	—	—	—	—	—	(724)	—	(724)
Net loss	—	—	—	—	—	—	—	—	(25,936)	(25,936)
Balance at June 30, 2022	—	$—	—	$—	58,211,192	$1	$532,610	$(1,033)	$(193,122)	$338,456
Common stock issued upon exercise of options	—	—	—	—	17,000	—	5	—	—	5
Vesting of early exercised shares	—	—	—	—	—	—	27	—	—	27
Repurchase of unvested early exercised shares	—	—	—	—	(78,875)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	3,210	—	—	3,210
Unrealized loss on investment	—	—	—	—	—	—	—	(563)	—	(563)
Net loss	—	—	—	—	—	—	—	—	(24,682)	(24,682)
Balance at September 30, 2022	—	$—	—	$—	58,149,317	$1	$535,852	$(1,596)	$(217,804)	$316,453

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

								Accumulated
	Redeemable Convertible Preferred Stock				Common		Additional	Other		Total
	Series A		Series B		Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2020	30,019,945	$55,608	—	$—	10,279,102	$—	$5,183	$—	$(70,591)	$(65,408)
Issuance of Series A redeemable convertible preferred stock for cash, net of issuance costs of $4	15,000,000	14,997	—	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock for cash, net of issuance costs of $226	—	—	29,792,487	150,524	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,033	—	—	1,033
Common stock shares issued upon early exercise of shares	—	—	—	—	918,825	—	—	—	—	—
Vesting of early exercised shares	—	—	—	—	—	—	7	—	—	7
Reclassification of tranche liability upon settlement	—	39,403	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(19,709)	(19,709)
Balance at March 31, 2021	45,019,945	$110,008	29,792,487	$150,524	11,197,927	$—	$6,223	$—	$(90,300)	$(84,077)
Common shares issued upon exercise of stock options	—	—	—	—	3,383	—	21		—	21
Issuance of common shares in connection with License Agreement with Stanford	—	—	—	—	640,861	—	—	—	—	—
Repurchase of common shares in connection with terms of License Agreement with Stanford	—	—	—	—	(624,845)	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	14,000,000	—	218,177	—	—	218,177
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	(45,019,945)	(110,008)	(29,792,487)	(150,524)	30,761,676	1	260,531	—	—	260,532
Vesting of early exercised shares	—	—	—	—	—	—	42	—	—	42
Stock-based compensation expense	—	—	—	—	—	—	2,018	—	—	2,018
Net loss	—	—	—	—	—	—	—	—	(17,529)	(17,529)
Balance at June 30, 2021	—	$—	—	$—	55,979,002	$1	$487,012	$—	$(107,829)	$379,184
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	2,100,000	—	33,146	—	—	33,146
Vesting of early exercised shares	—	—	—	—	—	—	20	—	—	20
Stock-based compensation expense	—	—	—	—	—	—	2,374	—	—	2,374
Net loss	—	—	—	—	—	—	-	—	(14,592)	(14,592)
Balance at September 30, 2021	—	$—	—	$—	58,079,002	$1	$522,552	$—	$(122,421)	$400,132

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(76,453)	$(51,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Net amortization of premiums and discounts on marketable securities	(479)	—
Depreciation and amortization	1,670	404
Noncash lease expense	4,454	356
Stock-based compensation expense	9,912	5,425
Change in fair value of the Series A redeemable convertible preferred stock tranche liability	—	10,341
Changes in assets and liabilities:
Prepaid expenses and other current assets and other assets	(2,437)	(5,002)
Accounts payable	1,275	1,115
Accrued compensation	657	1,193
Accrued research costs	(280)	(34)
Accrued expenses and other current liabilities and other liabilities	399	716
Operating lease liabilities	(4,269)	57
Net cash used in operating activities	(65,551)	(37,259)
Cash flows from investing activities:
Purchases of property and equipment	(5,573)	(4,759)
Purchases of investments in marketable securities	(339,814)	—
Proceeds from maturities of marketable securities	90,000	—
Net cash used in investing activities	(255,387)	(4,759)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	165,521
Proceeds from initial public offering, net of issuance costs	—	251,323
Proceeds from issuance of common stock upon exercise of vested stock options	18	21
Proceeds from employee stock purchase plan	414	—
Proceeds from issuance of common stock upon early exercises of stock options	—	289
Repurchase of unvested early exercised shares	(79)	—
Net cash provided by financing activities	353	417,154
Net increase (decrease) in cash, cash equivalents and restricted cash	(320,585)	375,136
Cash, cash equivalents and restricted cash, at beginning of period	378,692	19,817
Cash, cash equivalents and restricted cash, at end of period	$58,107	$394,953
Reconciliation of cash, cash equivalents and restricted cash to statement of financial position:
Cash and cash equivalents	56,391	394,804
Restricted cash	1,716	149
Cash, cash equivalents and restricted cash in statement of financial position	$58,107	$394,953
Supplemental disclosures of non-cash investing and financing information:
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	$—	$260,532
Purchases of property and equipment included in accounts payable	$(319)	$(53)
Settlement of redeemable convertible preferred stock tranche liability	$—	$(39,403)
Additions to right-of-use assets from new operating lease liabilities	$—	$9,433
Lessor funded lease incentives included in property and equipment	$2,616	$—
Vesting of early exercised stock options	$108	$69

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Notes to Condensed Financial Statements

(unaudited)

1.
Description of Business, Organization and Liquidity

Organization and Business

Graphite Bio, Inc. (the “Company”) is a clinical-stage, next-generation gene editing company harnessing the power of high-efficiency precision gene repair to develop a new class of therapies to potentially cure a wide range of serious and life-threatening diseases. The Company is pioneering a precision gene editing approach to achieve one of medicine’s most elusive goals: to precisely “find & replace” any gene in the genome. The Company’s next-generation gene editing platform, called UltraHDR™, is designed to precisely correct mutations, replace entire disease-causing genes with functional genes, or insert new genes into predetermined, safe locations. The Company’s lead product candidate nulabeglogene autogedtemcel (nula-cel), formerly GPH101, is highly differentiated and has the potential to directly correct the mutation that causes sickle cell disease ("SCD") and restore adult hemoglobin ("HgbA") expression. The Company’s Phase 1/2 CEDAR clinical trial of nula-cel is underway, with initial proof-of-concept data anticipated in mid-2023.

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

Liquidity Matters

The Company has incurred significant operating losses since inception and has primarily relied on private equity and convertible debt financings to fund its operations. As of September 30, 2022, the Company had an accumulated deficit of $217.8 million. The Company expects to continue to incur substantial losses, and its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until then, the Company will need to continue to raise additional capital. Management expects that the existing cash, cash equivalents, and marketable securities of $305.1 million as of September 30, 2022 will be sufficient to fund its current operating plan for at least the next 12 months from the date of issuance of these condensed financial statements.

On July 21, 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Shelf”) with the SEC in relation to the registration of up to an aggregate offering price of $300.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into a Controlled Equity OfferingSM Sales Agreement with

Cantor Fitzgerald & Co. (the “Sales Agent”), to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of its common stock from time to time in “at-the-market” offerings under the 2022 Shelf and subject to the limitations thereof (the “Sales Agreement”). The Company will pay to the Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. The Company has not issued any shares or received any proceeds from any offerings under the 2022 Shelf through November 9, 2022.

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

Unaudited Interim Condensed Financial Statements

The interim condensed balance sheet as of September 30, 2022 and the condensed statements of operations and comprehensive loss and redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2022 and 2021 and the condensed statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2022 and its results of operations and cash flows for the three and nine months ended September 30, 2022 and 2021. The financial data and the other financial information disclosed in these notes to the financial statements related to the three and nine month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These condensed financial statements should be read in conjunction with the Company's audited financial statements and the related notes thereto for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the SEC.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed financial statements for the three and nine months ended September 30, 2022 are consistent with those discussed in Note 2 to the condensed financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except as noted below and within the "Adopted and Recently Issued Accounting Pronouncements" section.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2022 and December 31, 2021, cash and cash equivalents consisted of cash, money market funds, and commercial paper.

Restricted Cash

Restricted cash of $1.7 million as of September 30, 2022 and December 31, 2021 represented security deposits in the form of letters of credit issued in connection with the leases of the Company’s headquarters (Notes 6 and 8).

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The Company adopted this standard as of January 1, 2022 utilizing the modified retrospective method, with no material impact on its condensed financial statements. The Company does not have any convertible instruments as of September 30, 2022.

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

As of September 30, 2022 and December 31, 2021, Level 1 securities consist of U.S. Treasury and money market funds, for which the carrying amounts are based on the quoted market prices in active markets.

As of September 30, 2022, Level 2 securities consist of highly rated commercial paper, for which fair value is determined through the use of models or other valuation methodologies. As of September 30, 2022, the Company had an immaterial amount of unrealized gains on its Level 2 securities.

During the periods presented, the Company did not have any Level 3 securities.

The following tables set forth the financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds (1)	$49,411	$49,411	$—	$—
Commercial paper (1)	6,980	—	6,980	—
Total cash equivalents	56,391	49,411	6,980	—
Marketable securities:
U.S. treasuries	103,501	103,501	—	—
Commercial paper	114,660	—	114,660	—
U.S. agency securities(2)	30,536	—	30,536	—
Total marketable securities	248,697	103,501	145,196	—
Total financial assets	$305,088	$152,912	$152,176	$—

	December 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets:
Money market funds (1)	$376,976	$376,976	$—	$—
(1)
Included within cash and cash equivalents on the condensed balance sheet.
(2)
Included within investments in marketable securities, current and investments in marketable securities, non-current on the condensed balance sheet.

4. Marketable Securities

All marketable securities were considered available-for-sale as of September 30, 2022. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type are summarized in the table below (in thousands):

	September 30, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries	$104,367	$—	$(866)	$103,501
Commercial paper	115,122	—	(462)	114,660
U.S. agency securities	30,804	—	(268)	$30,536
Total available-for-sale securities	$250,293	$—	$(1,596)	$248,697

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of September 30, 2022, the aggregate fair value of securities with remaining maturities of less than one year held by the Company in an unrealized loss position was $235.3 million. The aggregate fair value of securities with remaining maturities of more than one year held by the Company in an unrealized loss position was $13.4 million. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to its credit risk. As a result, the Company determined it did not hold any investments with a credit loss at September 30, 2022.

There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and nine months ended September 30, 2021, and as a result, there were no reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

The Company did not hold any marketable securities as of December 31, 2021.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Advances to suppliers	$2,465	$1,834
Prepaid insurance	2,046	1,543
Other prepaid expenses	2,296	1,383
Total prepaid expenses and other current assets	$6,807	$4,760

Property and Equipment, Net

Property and equipment, net as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Furniture and fixtures	$321	$3
Computers and network equipment	224	108
Lab equipment	11,927	6,680
Leasehold improvements	304	94
Construction-in-progress	3,019	477
Total property and equipment	15,795	7,362
Less: accumulated depreciation	(2,525)	(855)
Total property and equipment, net	$13,270	$6,507

Depreciation expense for the three and nine months ended September 30, 2022 was $0.7 million and $1.7 million, respectively. Depreciation expense for the three and nine months ended September 30, 2021 was $0.2 million and $0.4 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Professional fees	$626	$186
Early exercise liability	193	337
Other accrued expenses	478	363
Total accrued expenses and other current liabilities	$1,297	$886

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

In connection with the License Agreement, the Company reimbursed Stanford $0.2 million for previously incurred patent costs, which were recorded in general and administrative expenses for the year ended December 31, 2020 and in addition, is obligated to reimburse future patent costs. The Company is also obligated to pay annual maintenance fees as follows: $5.0 thousand in the first year, $10.0 thousand in each year 2 and 3, $25.0 thousand in each year 3 through 6, $50.0 thousand each subsequent year until first commercial sale and $200.0 thousand each subsequent year after the first commercial sale. During the nine months ended September 30, 2022, the Company recorded $10.0 thousand in maintenance fees. No fees were recorded during the three months ended September 30, 2022. The Company did not record any patent fees during the three and nine months ended September 30, 2022.

The Company is obligated to make future development and regulatory milestone payments in total of up to $5.3 million, sales based milestone payments of up to $7.5 million and royalties on future sales at percentage rates ranging in the low single digits. In addition, if the Company receives any sublicense income, it is required to share it with Stanford as a certain percentage defined for each milestone in the License Agreement. The Company will record the maintenance fees, when payable, and will record milestones when contingencies are resolved and milestones are due. During the three and nine months ended September 30, 2022, the Company recorded $0.5 million in research and development expense for the first two milestones. No milestones were achieved and recorded as of December 31, 2021.

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

The term of the First Option Agreement expires 18 months after its effective date, subject to the Company’s right to extend such expiration date by up to an additional one year upon notice to Stanford and by another additional one year upon the reasonable agreement of Stanford. The First Option Agreement will terminate if the License Agreement terminates. On June 23, 2022, the Company exercised its right to extend the term of the First Option Agreement for an additional year. As of September 30, 2022, the Company had not exercised the option under the First Option Agreement and no fees have been paid for the First Option Agreement.

In April 2021, the Company entered into an option agreement (the “Second Option Agreement”) with Stanford to negotiate the license for additional technologies from Stanford. Pursuant to the Second Option Agreement, the Company agreed to pay Stanford option fees in an aggregate amount of $30.0 thousand over the term of the option. On April 13, 2022, the Company entered into an amendment to the Second Option Agreement which extended the term for an additional year and the maintenance fee of $10.0 thousand for the extension was paid in the nine months ended September 30, 2022. No maintenance fees were paid during the three months ended September 30, 2022. As of September 30, 2022, the Company had not exercised the option under the Second Option Agreement.

LCGM Service Agreement

On August 30, 2021, the Company entered into a Master Manufacturing and Service Agreement with the Laboratory for Cell & Gene Medicine at Stanford (“LCGM MSA”). Pursuant to the LCGM MSA, LCGM will conduct clinical manufacturing, release testing, and product release for nula-cel in the Company’s Phase 1/2 CEDAR clinical trial to treat SCD. During 2021, the Company entered into various SOWs under the LCGM MSA under which it received technology transfer and related services for HBB Beta-Globin Gene Variant for SCD, manufacturing engineer test runs, the exclusive use of a manufacturing suite at the LCGM facility, and Phase 1/2 CEDAR clinical development and manufacturing of the HBB Variant for SCD. During the three and nine months ended September 30, 2022, the Company has recognized $1.7 million and $4.5 million, respectively, in research and development expense in connection with the LCGM MSA.

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

During the three and nine months ended September 30, 2022, the Company has not recognized any research and development expense in connection with the IDT License Agreement. There are no milestones probable as of September 30, 2022; therefore, no milestone payments have been recognized in the three and nine months ended September 30, 2022.

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

As of September 30, 2022 and December 31, 2021, the Company posted a security deposit in the amount of $1.6 million in the form of a letter of credit in connection with the Bayside Lease Agreement, which is classified as restricted cash, non-current on the condensed balance sheet. In addition, the lessor provided for a tenant improvement allowance of up to $14.9 million, which is expected to be fully utilized. As of September 30, 2022, the Company had recognized $2.6 million of tenant improvements, which was recorded as construction-in-progress and included within property and equipment, net on the Company’s balance sheets.

As of September 30, 2022 and December 31, 2021, there was no right-of-use asset or lease liability recorded on the condensed balance sheet for the Bayside Lease Agreement as the Company has not yet obtained possession of the space and as the lease has not yet commenced.

7. Commitments and Contingencies

Research and Development Agreements

The Company enters into contracts in the normal course of business with CROs for clinical trials, with CMOs or other vendors for preclinical and clinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time. As of September 30, 2022 and December 31, 2021, there were no amounts accrued related to termination and cancellation charges as the Company has not determined cancellation to be probable.

License Agreements

The Company enters into license agreements (Note 6), pursuant to which the Company may acquire or license other patents, patent applications or know-how from various third parties to access intellectual property covering product candidates that the Company is developing. Under these acquisitions or licensing agreements, the Company may be liable for certain diligence obligations and payments, which are contingent upon achieving various development, regulatory and commercial milestones. Also, pursuant to the terms of some of these license agreements, when and if commercial sales of a product commence, the Company may be obligated to pay royalties to such third parties on net sales of the respective products. No such milestones were achieved or probable as of September 30, 2022 and December 31, 2021. All products are in development as of September 30, 2022 and December 31, 2021 and no such royalties were due.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2022 and December 31, 2021, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

8. Operating Leases

As of September 30, 2022, the current and non-current portions of the total liability for operating leases was $4.6 million and $2.5 million, respectively. As of September 30, 2022, the weighted average remaining lease term on the operating leases is 21 months. The weighted average incremental borrowing rate used to determine the operating lease liabilities included on the condensed balance sheet was 8.5%.

Facility leases

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

As of January 1, 2021, the Company did not have any operating leases with terms greater than twelve months and accordingly, did not have any right-of-use assets recorded on its condensed balance sheet. As of September 30, 2022, the Company had operating lease right-of-use assets of $4.8 million and operating lease liabilities of $5.2 million related to the office suite leases recorded on its condensed balance sheet.

Embedded leases

On May 10, 2021 and August 30, 2021, the Company and LCGM entered into the LCGM MSA and SOW #3, respectively, for the exclusive use of a manufacturing suite at the LCGM facility. Pursuant to the terms of SOW #3, LCGM agreed to provide the Company with certain dedicated space for the clinical manufacturing, release testing, and product release in the Company’s Phase 1/2 CEDAR clinical trial to treat sickle cell disease. The Company concluded that the agreement contains an embedded lease as the Company controls the use of a dedicated manufacturing suite and the equipment therein. The agreement includes fixed lease payments of $5.6 million through April 30, 2023, the expiration date of SOW #3.

The Company and Explora BioLabs, Inc. (“Explora”) entered into a License Service Agreement and Master Services Agreement (together, the “Explora Agreements”) on November 17, 2021 and December 16, 2021, respectively. Pursuant to the terms of the Explora Agreements, Explora agreed to provide a certain dedicated space to perform in vitro or in vivo studies, obtain or house research animals, and provide scientific or technical consultation to the Company. The Company concluded that the agreement contains an embedded lease as the Company controls the use of a dedicated manufacturing suite and the equipment therein. The Explora Agreements contain fixed lease payments of $0.7 million through November 2023. As of September 30, 2022, the Company had operating lease right-of-use assets of $2.3 million and operating lease liabilities of $1.8 million related to the embedded leases recorded on its condensed balance sheet.

Operating Lease Obligations

As of September 30, 2022, the future minimum lease payments for the Company’s operating leases for each of the years ending December 31 were as follows (in thousands):

Amount
2022 (Remaining three months)	$1,342
2023	4,332
2024	1,468
2025	375
2026	—
Thereafter	—
Total undiscounted lease payments	7,517
Present value adjustment	(510)
Total net lease liabilities	$7,007

Lease expense was $1.7 and $5.0 million for the three and nine months ended September 30, 2022, respectively.

Under the terms of the remaining lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $0.3 and $1.0 million for the three and nine months ended September 30, 2022, respectively, including non-lease components such as common area maintenance fees, taxes, and insurance.

The following information represents supplemental disclosure for the statement of cash flows related to the operating leases (in thousands):

September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$4,029

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

In connection with the closing of the third tranche of Series A redeemable convertible preferred stock, during the nine months ended September 30, 2021, the Company incurred issuance costs of $4.0 thousand.

Series B Redeemable Convertible Preferred Stock

In March 2021, the Company issued 29,792,487 shares of the Series B redeemable convertible preferred stock at $5.06 per share for gross cash proceeds of $150.7 million. The Company incurred issuance costs of $0.2 million.

10. Common Stock

As of September 30, 2022 and December 31, 2021, the Company was authorized to issue 300,000,000 shares of its common stock with $0.00001 par value per share. Each share of the Company’s common stock is entitled to one vote. In connection with the IPO in June 2021, all outstanding shares of redeemable convertible preferred stock were converted into 30,761,676 shares of common stock. The IPO closed on June 29, 2021, pursuant to which the Company issued and sold 14,000,000 shares of its common stock at a public offering price of $17.00 per share.

On June 29, 2021, the underwriters also exercised their option to purchase an additional 2,100,000 shares of common stock at the IPO price, less the underwriting discounts and commissions. The closing of the offering of the additional shares occurred on July 2, 2021. The Company issued and sold 2,100,000 shares of its common stock at a public offering price of $17.00 per share.

Shares Reserved for Future Issuance

As of September 30, 2022 and December 31, 2021, the Company reserved common stock for future issuances as follows:

	September 30, 2022	December 31, 2021
Outstanding stock option awards	7,849,590	5,056,743
Shares available for future stock option grants	4,972,001	4,454,004
ESPP shares available for future grants	880,969	524,106
Total shares reserved for future issuance	13,702,560	10,034,853

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

The Company accounts for shares issued to founders as equity compensation awards and the estimated fair value at the grant date was minimal. 2,261,509 and 3,230,746 shares of founders’ common stock awards were unvested and expected to vest in 1.7 years and 2.5 years as of September 30, 2022 and December 31, 2021, respectively.

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

On June 18, 2021, the Company exercised its right to repurchase an aggregate of 624,845 shares from each founder and investor under the Stanford Adjustment Repurchase Right. As of September 30, 2022, the Company has not exercised the right to repurchase the remaining 16,016 shares.

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

As of September 30, 2022, there were 4,972,001 shares available for future issuance under the 2021 Plan.

Restricted Stock Awards

In 2020, the Company issued 832,983 shares of common stock as restricted stock awards under the 2020 Plan. The purchase price of the restricted common stock awards was fair value as determined by the Board at the issuance date. The shares vest monthly over four years with the one-year cliff vesting from the grant date. Upon termination of employment, the Company has the right to repurchase any unvested restricted shares. The repurchase price for unvested shares of common stock will be the lower of (i) the fair market value on the date of repurchase or (ii) their original purchase price. There were no grants of restricted stock awards for the three and nine months ended September 30, 2022 and 2021.

The Company accounted for restricted stock awards as early exercised options and recognized a liability in other liabilities when cash was received for the purchase of shares of restricted stock awards. As shares of restricted stock awards vest, the Company reclassified the liability to common stock and additional paid in capital. At September 30, 2022 and December 31, 2021, the Company recorded a minimal liability for restricted stock awards included in other liabilities.

There were 5,140 shares of restricted stock award shares canceled and repurchased as of September 30, 2022. No restricted stock award shares were cancelled or repurchased as of December 31, 2021. There were 502,152 and 345,966 shares of restricted stock vested as of September 30, 2022 and December 31, 2021, respectively.

Employee Stock Purchase Plan

In June 2021, the Company’s board of directors and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) which became effective upon the IPO. The 2021 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Company’s board of directors and the Compensation Committee of the board of directors. Under the 2021 ESPP, 564,000 shares of the Company’s common stock were initially reserved for employee purchases of the Company’s common stock. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. The first purchase period commenced upon the completion of the Company’s IPO and ended on November 30, 2021 and the second purchase period commenced on December 1, 2021 and ended on May 31, 2022. The third purchase period commenced on June 1, 2022 and will end on November 30, 2022. The Company recorded $0.2 million in accrued liabilities as of September 30, 2022.

Effective January 1, 2022, the number of shares of common stock available under the 2021 ESPP increased by 564,000 shares pursuant to the evergreen provision of the 2021 ESPP.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Expected volatility	73.00%	73.00% - 74.00%
Expected dividend yield	0%	0%
Expected term (in years)	0.5	0.5
Risk-free interest rate	1.63%	0.10% - 1.63%

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Expected volatility	74.00%	74.00%
Expected dividend yield	0%	0%
Expected term (in years)	6.01	5.97-6.01
Risk-free interest rate	2.65%-3.38%	1.91%-3.39%

A summary of option activity under the 2020 Plan and the 2021 Plan during the nine months ended September 30, 2022 is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	5,056,743	$8.77	9.2	$18,503
Options granted - 2021 Plan	3,151,202	$8.12
Options exercised	(60,945)	$0.30
Options cancelled	(297,410)	$8.91
Outstanding as of September 30, 2022	7,849,590	$8.57	8.8	$769
Exercisable	1,953,741	$8.51	8.2	$360
Vested and expected to vest as of September 30, 2022	7,849,590	$8.57	8.8	$769

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of September 30, 2022. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2022 was $2.20 and $5.35 per share, respectively. There were 17,000 and 60,945 stock options exercised during the three and nine months ended September 30, 2022, respectively.

The total fair value of stock options vested during the three and nine months ended September 30, 2022 was $5.3 and $12.0 million, respectively.

The Company granted 526,355 and 5,894,339 options during the three and nine months ended September 30, 2021, respectively. No options and 922,208 options were exercised during the three and nine months ended September 30, 2021, respectively. The total fair value of stock options vested during the three and nine months ended September 30, 2021 was $1.6 million and $2.9 million, respectively.

Early Exercise of Stock Options

The terms of the 2020 Plan permit the exercise of options granted prior to vesting, subject to required approvals. The unvested shares are subject to the repurchase right upon termination of employment at the original purchase price. The repurchase right lapses in 180 days after the termination of the employee’s employment. Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules. Cash received for early exercised stock options is recorded as other liabilities on the condensed balance sheet and is reclassified to common stock and additional paid-in capital as such shares vest. During the three and nine months ended September 30, 2022, the Company repurchased 73,735 and 124,448 shares that were previously early exercised.

As of September 30, 2022 and December 31, 2021, 643,812 shares and 1,195,631 shares, respectively, remained subject to the right of repurchase as a result of the early exercised stock options. The remaining liability related to early exercised shares as of September 30, 2022 and December 31, 2021 was $0.2 million and $0.3 million, respectively, and was recorded within accrued expenses and other liabilities on the Company’s condensed balance sheets.

Stock-Based Compensation Expense

The following table presents the components of stock-based compensation expense for the Company’s stock-based awards for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock awards and founders’ common stock awards	$2	$12	$6	$13
ESPP	58	97	316	103
Stock options	3,150	2,265	9,590	5,309
Total stock-based compensation expense	$3,210	$2,374	$9,912	$5,425

The above stock-based compensation expense also includes the expenses of $0.2 and $0.5 million related to stock options issued to non-employees during the three and nine months ended September 30, 2021, respectively. There was $0.8 and $0.9 million stock-based compensation expense for options issued to non-employees during the three and nine months ended September 30, 2022, respectively.

The following table presents the classification of stock-based compensation expense for the Company’s stock-based awards for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$1,249	$824	$3,881	$1,635
General and administrative expenses	1,961	1,550	6,031	3,790
Total stock-based compensation expense	$3,210	$2,374	$9,912	$5,425

As of September 30, 2022 and December 31, 2021 there was $35.8 million and $30.5 million of unrecognized stock-based compensation expense related to the employee and non-employee awards, which is expected to be recognized over a weighted-average period of 2.9 years and 3.3 years, respectively.

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(24,682)	$(14,592)	$(76,453)	$(51,830)
Denominator:
Weighted-average common shares outstanding	58,189,211	58,056,176	58,085,711	27,375,777
Less: weighted-average unvested restricted shares and shares subject to repurchase	(2,983,072)	(5,286,260)	(3,494,118)	(6,707,217)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders	55,206,139	52,769,916	54,591,593	20,668,560
Net loss per share attributable to common stockholders — basic and diluted:	$(0.45)	$(0.28)	$(1.40)	$(2.51)

Anti-dilutive Outstanding Shares or Equivalents

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	7,849,590	4,984,240	7,849,590	4,984,240
Common stock subject to vesting or repurchase	3,236,152	5,533,222	3,236,152	5,533,222
Employee Stock Purchase Plan shares	128,888	28,884	128,888	28,884
Total	11,214,630	10,546,346	11,214,630	10,546,346

13. Income Taxes

During the three and nine months ended September 30, 2022 and 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

On August 16, 2022, President Joe Biden signed the Inflation Reduction Act of 2022, which contains two main tax provisions: a new corporate alternative minimum tax imposed on certain corporations and an excise tax imposed upon shares repurchased by certain publicly traded corporations. The provisions are effective for tax years beginning after December 31, 2022. The Company is evaluating the impact of these provisions on its condensed financial statements and expects that the adoption of this act will not have a material impact on its financial statements.

14. Subsequent Events

On November 7, 2022, the Company entered into a Master Development and Manufacturing Services Agreement (“WuXi Agreement”) with WuXi Advanced Therapies Inc. (“WuXi”), pursuant to which the Company agreed that, for a term of five years (which is extendable by mutual written agreement of the parties) and subject to certain conditions, WuXi and certain of its affiliates will provide product candidate development and manufacturing services on a project-by-project basis. Such services and their pricing terms will be agreed upon between the Company and WuXi pursuant to one or more work orders executed in accordance with the WuXi Agreement and may include development and manufacturing services in support of the Company's ongoing and planned clinical trials of nula-cel and its commercialization, if approved. The WuXi Agreement may be terminated by either party for any reason upon at least 90 days written notice, and we may terminate any work order under the WuXi Agreement upon at least 30 days written notice. In addition, each party has the ability to terminate the WuXi Agreement upon the occurrence of certain conditions.

The WuXi Agreement includes customary provisions relating to indemnification, intellectual property protection, confidentiality, remedies, and representations and warranties, as well as certain quality requirements.

On November 7, 2022, the Company entered into a work order under the WuXi Agreement under which the Company will receive services for nula-cel, manufacturing engineering test runs, the use of a manufacturing suite at WuXi’s GMP facility located in Philadelphia, PA, and Phase 1/2 CEDAR clinical development and manufacturing of nula-cel.

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

Our lead product candidate nulabeglogene autogedtemcel (nula-cel), formerly GPH101, is highly differentiated and has the potential to directly correct the mutation that causes sickle cell disease (SCD) and restore adult hemoglobin (HgbA) expression. Curing sickle cell disease by correcting the disease-causing point mutation is viewed as the gold-standard for curing SCD and has been the dream of treating physicians for generations. Our Phase 1/2 CEDAR clinical trial of nula-cel is underway, with the first patient dosed with nula-cel in August 2022 and initial proof-of-concept data anticipated in mid-2023. We are also advancing our research programs and pipeline of potential one-time curative therapies for a wide range of genetic and other serious diseases and intend to file an investigational new drug application (IND) for a second program by mid-2024.

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

We have incurred significant operating losses since inception. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $305.1 million and an accumulated deficit of $217.8 million. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take at least several years. We may never achieve profitability, and unless and until then, we will need to continue to raise additional capital. Based upon our current operating plan, we estimate that our cash, cash equivalents and investments in marketable securities as of September 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

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

Business Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the global COVID-19 outbreak a pandemic. The ongoing COVID-19 pandemic may continue to affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials or future clinical trials or the progress or completion of our ongoing clinical trials, impede regulatory activities, disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our clinical trials, impair testing, monitoring, data collection and analysis and other related activities or have other adverse effects on our business, financial condition, results of operations and prospects. In addition, the pandemic has caused substantial disruption in the financial markets and adverse impact on economies worldwide, both of which could result in adverse effects on our business and operations and our ability to raise additional funds to support our operations. The trading prices for biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic, and we have faced, and may continue to face, similar volatility in our stock price.

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

The surge of the COVID-19 Omicron variant, which began around the same time that our Phase 1/2 CEDAR clinical trial of nula-cel initially opened for enrollment, impacted trial enrollment and site operations, including resourcing and staffing, resulting in a delay in timelines to anticipated data. In particular, the treatment of the first patient in our Phase 1/2 CEDAR clinical trial was delayed due to a prospective participant becoming infected with COVID-19. We cannot at this time predict the specific extent, duration, or full impact that the ongoing COVID-19 pandemic will have on our business, financial condition and operations, including planned clinical trials and clinical development timelines. The continued impact of the COVID-19 pandemic on our financial performance will depend on future developments, including the duration and spread of the pandemic, its impact on our clinical trial enrollment, trial sites, CROs, CMOs and other third parties with whom we do business, its impact on regulatory authorities and our key scientific and management personnel, progress of vaccination and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets or the overall economy are impacted for an extended period, our business may be materially adversely affected.

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

The term of the First Option Agreement expires 18 months after its effective date, subject to our right to extend such expiration date by up to an additional one year upon notice to Stanford and by another additional one year upon the reasonable agreement of Stanford. The First Option Agreement will terminate if the License Agreement terminates. On June 23, 2022, we exercised the right to extend the term of the First Option Agreement for an additional year. As of September 30, 2022, we have not exercised the option and no fees have been paid under the First Option Agreement.

In April 2021, we entered into an option agreement (the “Second Option Agreement”) with Stanford to negotiate the license for additional technologies from Stanford. Pursuant to the Second Option Agreement, we agreed to pay Stanford option fees in an aggregate amount of $30.0 thousand over the term of the option. On April 13, 2022, we entered into an amendment to the Second Option Agreement which extended the term for an additional year and the maintenance fee of $10.0 thousand was paid during the nine months ended September 30, 2022. As of September 30, 2022, we have not exercised the option and no fees have been paid under the Second Option Agreement.

LCGM Service Agreement

On August 30, 2021, we entered into a Master Manufacturing and Service Agreement with the Laboratory for Cell & Gene Medicine (“LCGM”) at Stanford (“LCGM MSA”). Pursuant to the LCGM MSA, LCGM will conduct clinical manufacturing, release testing, and product release for nula-cel in our Phase 1/2 CEDAR clinical trial to treat SCD. During 2021, we entered into various SOWs under the LCGM MSA under which we received technology transfer and related services for HBB Beta-Globin Gene Variant for SCD, manufacturing engineer test runs, the exclusive use of a manufacturing suite at the LCGM facility, and Phase 1/2 CEDAR clinical development and manufacturing of the HBB Variant for SCD. We have recognized $1.7 million and $4.5 million in research and development expense in connection with the LCGM MSA during the three and nine months ended September 30, 2022, respectively.

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

In consideration of the licenses and rights granted to us under the IDT License Agreement, we agreed to pay to IDT an upfront payment in the amount of $3.0 million and up to $5.3 million (or $8.8 million if we elect to expand the Field as described above to include both the beta thalassemia and lysosomal storage disorders fields) in total regulatory milestone payments. Each regulatory milestone payment is payable once on an indication-by-indication basis. In addition, we have agreed to pay IDT a low single-digit royalty on the net sales of products, subject to reductions in specified circumstances. The acquisition of the license was accounted for as an asset acquisition and as the acquired technology did not have an alternative use, the total consideration of $3.0 million was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2021. During the three and nine months ended September 30, 2022, we have not recognized any research and development expense in connection with the IDT License Agreement. There are no milestones probable as of September 30, 2022; therefore, no milestone payments have been recognized in the three and nine months ended September 30, 2022.

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

Results of Operations

Three Months Ended September 30, 2022 and 2021

The following table summarizes our statements of operations and comprehensive loss for the respective periods (in thousands):

	Three Months Ended September 30,
	2022	2021
	(unaudited)
Operating expenses:
Research and development	$18,302	$8,683
General and administrative	7,852	5,919
Total operating expenses	26,154	14,602
Loss from operations	(26,154)	(14,602)
Other income (expense), net:
Interest income, net	1,472	10
Total other income (expense), net	1,472	10
Net loss	$(24,682)	$(14,592)
Unrealized loss on investments	(563)	—
Comprehensive loss	$(25,245)	$(14,592)

Operating Expenses

Research and Development Expenses

Research and development expenses were $18.3 million for the three months ended September 30, 2022 compared to $8.7 million for the three months ended September 30, 2021, an increase of $9.6 million. The increase in research and development expenses was primarily attributable to an increase of $4.8 million in clinical trial related activities and contract manufacturing activities for our clinical trials and drug supply, $2.8 million of personnel costs, and $2.0 million of other research and development costs primarily related to facilities costs, lease expense and service agreements.

General and Administrative Expenses

General and administrative expenses were $7.9 million for the three months ended September 30, 2022 compared to $5.9 million for the three months ended September 30, 2021, an increase of $2.0 million. The increase in general and administrative expenses was comprised of an additional $1.3 million of consulting and personnel-related costs primarily attributable to increased hiring of general and administrative personnel, including associated stock-based compensation expense. We also incurred additional overhead related costs and other miscellaneous office expenses of $0.6 million, as well as professional service costs of $0.1 million related to legal costs, accounting and financial service costs, and insurance costs.

Other Income (Expense), Net

The other income (expense), net for the three months ended September 30, 2022 and 2021 comprised of interest income.

Nine Months Ended September 30, 2022 and 2021

The following table summarizes our statements of operations and comprehensive loss for the respective periods (in thousands):

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
Operating expenses:
Research and development	$54,325	$26,727
General and administrative	24,563	14,776
Total operating expenses	78,888	41,503
Loss from operations	(78,888)	(41,503)
Other income (expense), net:
Interest income, net	2,435	14
Change in fair value of the Series A redeemable convertible preferred stock tranche liability	—	(10,341)
Total other income (expense), net	2,435	(10,327)
Net loss	$(76,453)	$(51,830)
Unrealized loss on investments	(1,596)	—
Comprehensive loss	$(78,049)	$(51,830)

Research and Development Expenses

Research and development expenses were $54.3 million for the nine months ended September 30, 2022 compared to $26.7 million for the nine months ended September 30, 2021, an increase of $27.6 million. The increase in research and development expenses was primarily attributable to an increase of $11.9 million in clinical trial related activities and contract manufacturing activities for our clinical trials and drug supply, $10.6 million of personnel costs, and $5.1 million of other research and development costs primarily related to facilities costs, lease expense and service agreements.

General and Administrative Expenses

General and administrative expenses were $24.6 million for the nine months ended September 30, 2022 compared to $14.8 million for the nine months ended September 30, 2021, an increase of $9.8 million. The increase in general and administrative expenses was comprised of an additional $6.0 million of personnel-related costs associated primarily attributable to increased hiring of general and administrative personnel, including associated stock-based compensation expense. We also incurred additional professional service costs of $2.2 million related to legal costs, accounting, and financial service costs, and insurance costs, as well as overhead related costs and other miscellaneous expenses of $1.6 million.

Other Income (Expense), Net

The other income (expense), net for the nine months ended September 30, 2022 comprised of interest income from the investments in marketable securities. The other income (expense), net for the nine months ended September 30, 2021 was comprised of the change in the fair value of our Series A redeemable convertible preferred stock tranche liability of $10.3 million and income from money market funds. Investments in marketable securities were not held in the comparable period.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations from inception through September 30, 2022. As of September 30, 2022, we had $305.1 million of cash, cash equivalents and marketable securities and our accumulated deficit was $217.8 million. In June and July 2021, we raised net proceeds of $251.3 million in our IPO, pursuant to which we sold an aggregate of 16,100,000 shares of common stock.

Prior to our IPO, we funded our operations primarily from the sale of redeemable convertible preferred stock and issuance of convertible promissory notes.

On July 21, 2022, we filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $300.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into a Sales Agreement to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our common stock from time to time in “at-the-market” offerings under the 2022 Shelf and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. We have not issued any shares or received any proceeds from any offerings under the 2022 Shelf through November 9, 2022.

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

Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments in marketable securities as of the date of the filing of this Form 10-Q, will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. Until we can generate sufficient revenues from the commercialization of our product candidates or from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, collaborations and other strategic alliances and licensing arrangements, or any combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide that have resulted and may result from the ongoing COVID-19 pandemic, inflationary pressures or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
Net cash used in operating activities	$(65,551)	$(37,259)
Net cash used in investing activities	(255,387)	(4,759)
Net cash provided by financing activities	353	417,154
Net increase (decrease) in cash, cash equivalents and restricted cash	$(320,585)	$375,136

Cash Used in Operating Activities

Net cash used in operating activities was $65.6 million for the nine months ended September 30, 2022, which was primarily attributable to our net loss of $76.5 million and net changes in operating assets and liabilities of $4.6 million, adjusted for net noncash charges of $15.6 million. Noncash charges included $9.9 million in stock-based compensation expense, $4.5 million in noncash lease expense, and $1.2 million in depreciation and amortization expense.

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

Cash Used in Investing Activities

Net cash used in investing activities was $255.4 million for the nine months ended September 30, 2022, which was primarily attributable to the investment in current and non-current marketable securities of $339.8 million and the purchases of lab equipment for use at our headquarters of $5.6 million. This was partially offset by cash received from the maturity of investments of $90.0 million.

Net cash used in investing activities was $4.8 million for the nine months ended September 30, 2021, which was primarily attributable to the purchases of lab equipment for use at our headquarters.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2022, which consisted primarily of proceeds from issuance of common stock related to the employee stock purchase plan and stock grants.

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

During the three and nine months ended September 30, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.23 billion or more, (ii) December 31, 2026, (iii) the date on which we are deemed to be a “large accelerated filer,” under the rules of the SEC, which means the market value of equity securities that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant net losses, have not generated any revenue from product sales to date and have financed our operations principally through the net proceeds raised in our initial public offering and private placements of our redeemable convertible preferred stock. Our net loss for the year ended December 31, 2021 was $70.8 million and for the nine months ended September 30, 2022 and 2021 was $76.5 million and $51.8 million, respectively. As of September 30, 2022, we had an accumulated deficit of $217.8 million. We expect to continue to incur significant and increasing losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. We anticipate that our expenses will increase substantially if and as we:

•
conduct our ongoing Phase 1/2 CEDAR clinical trial of nula-cel and initiate and conduct clinical trials for our other current product candidates and any future product candidates that we may identify and develop;
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
•
operate as a public company.

To date, we have not successfully completed a clinical trial for any product candidate. We have only one product candidate in clinical development and expect that it will be many years, if ever, before we have a product candidate ready for commercialization, if approved. To become and remain profitable, we must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those products for which we may obtain marketing approval, obtaining market acceptance for such products and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenue in an amount sufficient to achieve profitability. All of our programs are currently only in the discovery, preclinical testing or early clinical development stage. We commenced our Phase 1/2 CEDAR clinical trial of nula-cel in SCD in November 2021 and dosed the first patient in August 2022. Because of the numerous risks and uncertainties associated with developing gene therapy and gene editing product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if ever. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and our stock price and could impair our ability to raise capital, maintain and fund our research and development efforts, expand our business, or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

As of September 30, 2022, our cash, cash equivalents and marketable securities were $305.1 million. We expect that these funds will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

•
the timing, scope, progress, results and costs of our ongoing and planned clinical trials of nula-cel and other product candidates that we may identify and develop;
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
•
the success of any collaborations that we may establish and of our license agreements and other strategic arrangements;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may subject us to significant interest payments or involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, and possibly other restrictions.

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

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. The continued spread of COVID-19, including the emergence of subsequent variants like the Omicron variant, which began to spread around the time that our Phase 1/2 CEDAR clinical trial of nula-cel initially opened for enrollment, has affected segments of the global economy as well as our operations. For example, COVID-19 impacted clinical trial site resourcing, staffing and operations, resulting in longer timeframes than initially anticipated for participant screening and enrollment. In particular, treatment of the first patient in our Phase 1/2 CEDAR clinical trial of nula-cel was delayed due to screen failure as a result of a prospective participant becoming infected with COVID-19. As a result of the ongoing COVID-19 pandemic or similar public health crises that may arise, we may experience further disruptions that could adversely impact our operations, research and development, including preclinical studies, clinical trials and manufacturing activities, including:

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

Additionally, we may be required to change the prioritization of our research and development programs from time to time for a variety of reasons, including our determination that another of our existing or future product candidates has greater potential for clinical development, regulatory approval, or commercialization, including potentially greater therapeutic benefit, a more favorable safety or efficacy profile, a more consistent or more cost effective manufacturing process, or more a favorable commercial profile, including greater market acceptance or commercial potential, or more advantageous intellectual property position. Any shift in our research and development priorities or need to adjust our manufacturing processes or platform could result in a delay in clinical development, or we may fail to prioritize programs that may ultimately have the greatest potential for technical or commercial success.

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

In addition, the ongoing COVID-19 pandemic has affected, and may continue to affect, the timing of our planned clinical trials. The surge of the Omicron variant, which began around the same time we initially opened our Phase 1/2 CEDAR clinical trial of nula-cel for enrollment, impacted site resourcing, staffing and operations, resulting in longer timeframes than initially anticipated for participant screening and enrollment. In particular, the treatment of the first patient in our Phase 1/2 CEDAR clinical trial was delayed due to a prospective participant becoming infected with COVID-19. We may continue to be adversely affected by the COVID-19 pandemic. For example, as the global healthcare community responded to the fluctuations in COVID-19 cases and hospitalizations, many hospitals, including those operating as clinical trial sites for other ongoing trials, temporarily paused elective procedures, which included dosing of new patients with investigational products. Additionally, the COVID-19 pandemic may cause delays in data collection and monitoring activities, which may present data integrity challenges or require modifications to our existing and planned clinical trial protocols.

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

There are several other companies advancing gene editing and gene editing and gene therapy product candidates in preclinical or clinical development in sickle cell disease, including Beam Therapeutics Inc., bluebird bio, Inc., Cellectis SA, CRISPR Therapeutics AG, Editas Medicine, Inc., Intellia Therapeutics, Inc., Sangamo Therapeutics, Inc, and Prime Medicine, Inc. Companies advancing gene therapy programs in beta-thalassemia include bluebird bio, Inc., CRISPR Therapeutics AG, Sangamo Therapeutics, Inc. and Edigene Inc. Companies advancing gene therapy programs in XSCID include Mustang Bio, Inc. Companies advancing gene therapy programs in Gaucher Disease include AVROBio, Inc. and Freeline Therapeutics Holdings plc. Companies advancing gene editing and gene therapy programs in preclinical development for AAT deficiency include Beam Therapeutics Inc., Editas Medicine, Inc., Intellia Therapeutics, Inc., Krystal Biotech Inc., Apic Bio Inc., and LogicBio Therapeutics Inc. Companies combining CRISPR with HDR (homology directed repair) include CRISPR Therapeutics AG, which, for oncology applications, inserts a chimeric antigen receptor (CAR) construct into the TCR alpha constant (TRAC) locus in T-cells using HDR. Additionally, an academic collaboration between the University of California, San Francisco and the University of California, Los Angeles is seeking to correct the sickle cell mutation using CRISPR followed by delivery of a single-stranded oligonucleotide DNA donor to potentially harness HDR.

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

Any problems in our manufacturing process or the facilities with which we contract could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. We have partnered with an experienced manufacturer, WuXi, to support the testing, development and manufacturing of nula-cel, but, problems in third-party manufacturing process or facilities also could restrict our ability to ensure sufficient clinical material for our planned clinical trials and to meet market demand for any product candidates we develop and commercialize.

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

We contract with third parties for the manufacture of materials for our research programs, preclinical studies and clinical trials, and expect to continue to do so for clinical trials and for commercialization of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any products that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost or timelines, which could delay, prevent, or impair our development or commercialization efforts.

We do not have any manufacturing facilities at the present time. We currently rely on third-party manufacturers for the manufacture of materials for our research programs, preclinical studies and clinical trials, including our viral vectors, GMP plasmids, RNA guides and Cas9, and expect to continue to rely on third parties, including Stanford and WuXi, for our ongoing and planned clinical trials and for commercialization of any product candidates for which we obtain marketing approval. For example, we rely on third parties to manufacture viral vectors. We do not have a long term supply agreement with any of our third-party manufacturers other than WuXi, and we purchase our required supply on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our third-party manufacturers could cease manufacturing for us or change the terms on which they are willing to continue manufacturing for us at any time.

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

The regulatory requirements that will govern any novel gene editing product candidates we develop may continue to evolve. Within the broader genetic medicine field, a limited number of gene therapy products have received marketing authorization from the FDA and the EMA to date. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and may continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. In 2016, the FDA established the Office of

Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research (CBER), to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products (OTP) and elevation of OTP to a “Super Office” to meet its growing cell and gene therapy workload. In addition, under guidelines issued by the National Institutes of Health (NIH) gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (IBC), a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies, such as an IBC, can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

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

Additionally, now that the UK is no longer part of the EU, separate applications and procedures will be required to obtain regulatory approval for our products in the UK and EU. In particular, Great Britain (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland) is no longer covered by the centralized procedure for obtaining EU-wide marketing authorizations for medicinal products, and a separate process for authorization of medicinal products is therefore required, resulting in an authorization covering the UK or Great Britain (England, Scotland and Wales) only. Until December 31, 2023, the Medicines and Healthcare Products Regulatory Agency, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure in order to more quickly grant a new Great Britain marketing authorization, however a separate application will still be required. In addition, the regulatory regime in Great Britain at present broadly aligns with EU regulations, however, longer term, Great Britain is likely to develop its own legislation that diverges from that in the EU now that its regulatory system is independent from the EU and the Trade and Cooperation Agreement entered into by the EU and UK does not provide for mutual recognition of UK and EU pharmaceutical legislation. It is possible therefore, that there will be increased regulatory complexities in the UK and EU, which could disrupt the timing of any clinical trials and regulatory approvals that we may determine to pursue in these jurisdictions.

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

Within the United States, the federal government and individual states have aggressively pursued healthcare reform, as evidenced by the passing of the ACA and the ongoing efforts to modify or repeal that legislation. The ACA substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions regarding how drugs are paid for, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known. Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business. Modifications have been implemented under the previous presidential administration and additional modifications or repeal may occur.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

As of September 30, 2022, we had 114 full-time employees, and, in connection with the advancement of our development programs and becoming a public company, we expect to increase the number of our employees and the scope of our operations further, particularly in the areas of research and clinical development, regulatory affairs, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
•
acts of war or periods of widespread civil unrest, including the increasingly volatile global economic conditions resulting from the conflicts in Ukraine;
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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of September 30, 2022, we have 58,149,317 shares of common stock outstanding. Significant portions of these shares are held by a small number of stockholders, including persons who were our stockholders prior to our initial public offering. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, certain shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered or intend to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, our directors, executive officers and certain affiliates may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 64.8% of our common stock. This group of stockholders has the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with the interests of our other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Our business, financial condition, results of operations or prospects could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, including as a result of the COVID-19 pandemic, the ongoing conflict in Ukraine, interest rate fluctuations, rising inflations or recession, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Geopolitical risks associated with the ongoing military conflict between Russia and Ukraine could have an adverse impact on our business, financial condition and results of operations, including our clinical trials.

In late February 2022, Russia commenced a military invasion of Ukraine, and sustained conflict and disruption in the region is likely. The uncertain nature, magnitude, and duration of hostilities stemming from the conflict in Ukraine, including the potential effects of sanctions limitations, retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations.

Sanctions imposed by the United States, EU, and other countries in response to the conflict between Russia and Ukraine and the potential response to such sanctions may have an adverse impact our business, including our clinical trials, the financial markets and the global economy. As the conflict in Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures relating to Russia.

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

As of September 30, 2022, we have used approximately $108.4 million of the net proceeds received in the IPO. Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. There has been no material change in the planned use of proceeds from our IPO as described in the registration statement on Form S-1. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy.

(c)
Issuer Purchases of Equity Securities

The following table provides stock repurchase activity during each of the months of the three months ended September 30, 2022:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2022 - July 31, 2022	72,878	$0.30	—	—
August 1, 2022 - August 31, 2022	—	—	—	—
September 1, 2022 - September 30, 2022	5,997	0.05	—	—
Total	78,875	$0.28	—	—
(1)
Represents shares of unvested common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We purchased the shares from the former employees at the respective original exercise prices.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Master Development and Manufacturing Services Agreement with WuXi Advanced Therapies Inc.

The following information is being included in this Item 5 in lieu of filing such information on a Current Report on Form 8-K under Item 1.01. Entry into a Material Definitive Agreement.

On November 7, 2022, we entered into a Master Development and Manufacturing Services Agreement (“WuXi Agreement”) with WuXi Advanced Therapies Inc. (“WuXi”), pursuant to which we agreed that, for a term of five years (which is extendable by mutual written agreement of the parties) and subject to certain conditions, WuXi and certain of its affiliates will provide product candidate development and manufacturing services on a project-by-project basis. Such services and their pricing terms will be agreed upon between us and WuXi pursuant to one or more work orders executed in accordance with the WuXi Agreement and may include development and manufacturing services in support of our ongoing and planned clinical trials of nula-cel and its commercialization, if approved. The WuXi Agreement may be terminated by either party for any reason upon at least 90 days written notice, and we may terminate any work order under the WuXi Agreement upon at least 30 days written notice. In addition, each party has the ability to terminate the WuXi Agreement upon the occurrence of certain conditions.

The WuXi Agreement includes customary provisions relating to indemnification, intellectual property protection, confidentiality, remedies, and representations and warranties, as well as certain quality requirements.

On November 7, 2022, we entered into a work order under the WuXi Agreement under which we will receive services for nula-cel, manufacturing engineering test runs, the use of a manufacturing suite at WuXi’s GMP facility located in Philadelphia, PA, and Phase 1/2 CEDAR clinical development and manufacturing of nula-cel.

The foregoing description of the WuXi Agreement does not purport to be complete and is qualified in its entirety by reference to the WuXi Agreement, a copy of which we expect to file as an exhibit to our Annual Report on Form 10-K for the fiscal year ending December 31, 2022.

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

GRAPHITE BIO, INC.

Date: November 9, 2022	By:	/s/ Josh Lehrer, M.D.
Josh Lehrer, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Alethia Young
Alethia Young
Chief Financial Officer (Principal Financial and Accounting Officer)