Form 10-K
period 2022-12-31
Graphite Bio, Inc.
filed 2023-03-20
CIK 1815776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $150.1 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $2.75 per share.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 14, 2023, the registrant had 58,163,637 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the registrant’s fiscal year end of December 31, 2022 or an amendment on Form 10-K/A filed with the SEC within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”), including its section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-K may include, but are not limited to, statements about:

•
our plans and expectations regarding strategic alternatives that could significantly impact our future operations and financial position, and the timing and success of such process;
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
•
other implementation and effects of the restructuring initiative that we announced in February 2023 and any future restructuring plans that we may pursue;
•
our expectations regarding use of our cash, cash equivalents and investments in marketable securities;
•
our financial performance;
•
our ability to retain and recruit key personnel;
•
our competitive position and the development of and projections relating to our competitors or our industry, including in gene editing and gene therapy;
•
the impacts of the ongoing COVID-19 pandemic and macroeconomic factors that could impact our business, such as supply chain and inflationary pressures and the effects of the Russian invasion of Ukraine on the global economy, on our business or operations;
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

Summary of Risk Factors

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks are discussed more fully in the “Risk Factors” section of this Form 10-K. These risks include, but are not limited to, the following:

•
We are exploring strategic alternatives that could significantly impact our future operations and financial position. Any strategic alternative process may disrupt our current plans and operations, and we may be unable to recognize any benefits of the strategic alternative process or a potential strategic transaction. We will incur significant costs related to the strategic alternative process or a potential strategic transaction.
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
•
The corporate restructuring and reduction in force that we announced in February 2023 may not achieve our intended objectives.
•
We are very early in our development efforts. We currently do not have product candidates in active clinical development and it will be many years before we or our collaborators commercialize a product candidate, if ever. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
Our gene editing technology is not approved for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics may never lead to marketable products.
•
We have observed, and in the future may observe, serious adverse events, undesirable side effects, or unexpected characteristics with respect to our product candidates that may lead us to abandon, delay, or limit our clinical development or commercialization of those product candidates.
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

•
We contract with third parties for the manufacture of materials for our research programs and preclinical studies and expect to continue to do so for future clinical trials and for commercialization of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any products that we may develop and commercialize, or that such supply will not be available to us at an acceptable quality, cost or timelines, which could delay, prevent, or impair our development or commercialization efforts.
•
If we are unable to obtain and maintain patent and other intellectual property protection for any product candidates we develop and for our platform technology, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our product candidates, and our platform technology may be adversely affected.
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

PART I

Item 1. Business.

Overview

We are a clinical-stage, next-generation gene editing company harnessing high-efficiency targeted gene integration to develop a new class of therapies to potentially cure a wide range of serious and life-threatening diseases. Our precision gene editing approach aims to achieve one of medicine’s most elusive goals: to precisely “find & replace” any gene in the genome. We have a next-generation gene editing platform that is designed to precisely correct mutations, replace entire disease-causing genes with normal genes, or insert new genes into predetermined, safe locations. We believe our approach could enable broad applications to transform human health, including directly correcting mutations, engineering cells to permanently deliver therapeutic proteins, and precisely engineering effector cells to treat or cure a wide range of serious genetic and other diseases, including cancer, autoimmune and neurodegenerative diseases.

In January 2023, we announced a voluntary pause of our Phase 1/2 CEDAR study of our lead product candidate nulabeglogene autogedtemcel (nula-cel, formerly GPH101) for sickle cell disease (SCD) due to a serious adverse event in the first patient dosed, which we concluded is likely related to study treatment. In February 2023, we announced our decision to discontinue the development of nula-cel and initiate a process to explore strategic alternatives. Nula-cel was designed to provide a highly differentiated approach with the potential to directly correct the mutation that causes sickle cell disease (SCD) and restore normal adult hemoglobin (HgbA) expression. Curing sickle cell disease by correcting the disease-causing point mutation to normal is viewed as the gold-standard for curing SCD and has been the dream of treating physicians for generations.

Our technology builds on first-generation proven CRISPR technology to achieve high rates of targeted gene integration. Our platform technology includes patent rights and proprietary technology exclusively licensed from The Board of Trustees of the Leland Stanford Junior University (Stanford) and developed in the Stanford laboratories of two of our scientific founders, both pioneers in gene therapy and gene editing: Matthew Porteus, M.D., Ph.D., and Maria Grazia Roncarolo, M.D. Dr. Porteus is considered to be one of the founders of the field of gene editing and was a scientific founder of CRISPR Therapeutics AG. He was the first to demonstrate that an engineered nuclease could be used to correct genes by harnessing precision cellular DNA repair machinery. Dr. Roncarolo is a pioneer in multipotent hematopoietic stem cell (HSC) gene therapy and her work led to the first approved HSC gene therapy product. She established and is Director of the Stanford Center for Definitive and Curative Medicine to treat patients with currently incurable diseases through the development of innovative stem cell- and gene-based therapies. Drs. Porteus and Roncarolo, both practicing physicians, came together with the conviction that targeted gene integration could lead to an entirely new class of potentially curative therapies
.

Our approach has broad therapeutic applications and has enabled high-efficiency targeted gene integration in a wide range of primary human cell types. In our initial programs, we applied our approach ex vivo in a patient’s own HSCs which are reinfused after gene integration (autologous HSCT). HSCs are multipotent stem and progenitor cells that can give rise to all cells of the blood and immune system and have proven their curative potential across dozens of diseases as demonstrated by allogenic HSC transplant (allo-HSCT).

Our approach can be thought of as “find & replace,” using CRISPR to find a target gene and homology directed repair (HDR) to replace DNA in the target gene with DNA copied from a template. We create a precise incision in a target gene using a modified, high fidelity CRISPR-based nuclease and then induce conditions in target cells that overwhelmingly favor HDR, a natural and precise cellular DNA repair process. Using a non-integrating AAV6 vector, we deliver a donor DNA template strand to the target gene which is copied via HDR to create a new coding strand. We then apply our HSC biology expertise to optimally engineer and manufacture HSCs, a historically intractable cell type for harnessing HDR. Using our next-generation gene editing approach, we have achieved gene integration efficiencies in excess of expected curative thresholds and demonstrated preclinical proof-of-concept across models of multiple diseases. Beyond nula-cel, which leverages our gene correction technology, we have previously pursued multiple programs such as GPH102 for beta-thalassemia and GPH201 for X-linked severe combined immunodeficiency syndrome (XSCID), which leveraged our gene replacement technology; GPH301 for Gaucher disease and an early-stage research program for alpha-1 antitrypsin (AAT) deficiency, which leveraged our targeted gene insertion technology; and multiple undisclosed programs in both HSCs and other cell types. Given these programs use the same gene editing platform technology as nula-cel, we do not currently intend to continue development of these programs
.

Our approach differs from first generation gene and base editing technologies due to:

•
Direct targeting and correction of genetic lesions: We harness HDR to replace the disease-causing mutation or the entire disease-causing gene with the normal, wild-type genetic sequence. This is in contrast to first generation gene editing approaches that have focused on knocking-out genes.

•
Efficiency of targeted gene integration: In our nula-cel sickle cell gene correction program, we have demonstrated up to approximately 70% gene correction efficiency in hematopoietic stem and progenitor cells (HSPCs) in ex vivo studies. In gene replacement and targeted gene insertion applications, we have consistently demonstrated efficiencies of approximately 30-50% in HSPCs across a range of gene targets and templates in preclinical studies. We believe these efficiencies are above the expected curative threshold for a broad array of indications, including SCD. Prior to the development of our gene integration platform, efficiencies using HDR in HSPCs were approximately 10%.
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

We believe our technology can be applied in the following three key settings: Gene Correction, Gene Replacement, and Targeted Gene Insertion.

Gene Correction

Our approach is designed to allow us to precisely correct pathogenic genes by directly targeting and correcting the specific disease-causing mutation to restore the normal, wild-type sequence.

In January 2023, we announced a voluntary pause of our Phase 1/2 CEDAR study of nula-cel, our lead product candidate for sickle cell disease (SCD), due to a serious adverse event in the first patient dosed, which we concluded is likely related to study treatment. In February 2023, we announced our decision to discontinue the development of nula-cel and initiate a process to explore strategic alternatives.

Nula-cel is designed to directly correct the genetic mutation responsible for SCD. The mortality and morbidity associated with SCD, all caused by a single mutation, has made curing SCD a dream of many clinicians. Multiple genetic therapies are in development to address SCD, but due to technical limitations, these therapies are primarily focused on expressing alternate hemoglobin genes such as fetal hemoglobin (HgbF) or a transgenic hemoglobin. Our approach is the first in industry to directly correct the SCD-causing mutation by replacing it with the natural genetic sequence to thereby reduce harmful sickle hemoglobin (HgbS) production and restore normal adult hemoglobin (HgbA) expression. We have optimized our process to correct the majority of HSPCs. Of the remaining cells, which are not corrected, many contain two INDEL sickle globin alleles (knockout alleles). These knockout stem cells are not able to produce sickle red blood cells, and have the effect of increasing the proportion of functional stem cells which have been corrected. This increases our confidence in our ability to exceed the 20% expected curative threshold in patients. Under IND-enabling GMP manufacturing conditions, we can precisely correct the SCD mutation in over 55% of treated cells, which we believe can achieve the threshold required to cure patients (estimated to be engraftment of 20% corrected cells). These treated HSPCs are fully functional and can engraft in vivo in a humanized mouse, and can produce functionally normal red blood cells expressing normal adult hemoglobin ex vivo. Furthermore, we have demonstrated in a mouse model of SCD that our approach significantly increased normal HgbA expression, reduced HgbS production, extended red blood cell (RBC) lifespan from two days in sickle mice to up to 19 days in gene corrected mice, and eliminated RBC sickling. We believe this data supports the curative potential of our approach.

Gene Replacement

Our gene replacement approach is designed to allow us to replace dysfunctional genes with a new normal copy of an entire gene at its normal location in the chromosome. We had initiated two gene replacement programs, one for beta-thalassemia and another for XSCID. Given these programs use the same gene editing platform technology as nula-cel, we do not currently intend to continue development of these programs mentioned below.

•
Our research program, GPH102 for the treatment of beta-thalassemia, leverages our gene replacement platform technology by replacing one or both copies of the mutated beta-globin (HBB) gene through HDR to restore HgbA expression to levels similar to healthy individuals who do not have disease or to individuals who carry one copy of the mutated HBB gene (beta-thalassemia trait). Our approach contrasts with alternative and indirect approaches in development that seek to induce HgbF expression or produce transgenic hemoglobin from a randomly integrated transgene. We believe that, if approved, GPH102 has the potential to produce levels of HgbA expression sufficient to normalize physiology (normal or beta-thalassemia trait levels), even in the most severe forms of beta-thalassemia (/); can lead to the production of normal HgbA to preserve oxygen delivery to tissues, in contrast to HgbF; and can support highly precise integration into the native promoter, in contrast to random integration that could present risks of insertional oncogenesis.
•
GPH201 is an investigational treatment for XSCID, a rare, life-threatening disease where multiple mutations in a single gene (IL2RG) prevent normal immune system function. We believe our gene replacement approach leading to normal regulated expression of the IL2RG gene could be an optimal cure for XSCID. We believe that the survival advantage of the progeny of gene edited cells combined with our high efficiency of gene replacement could enable patients to benefit from GPH201 without undergoing chemotherapy-based conditioning. We have an agreement with Jasper Therapeutics, Inc. (Jasper) to investigate the potential use of JSP191, Jasper’s clinical-stage non-genotoxic HSC targeted antibody-based bone-marrow conditioning (non-genotoxic HSC targeted conditioning, or NGTC) regimen, with GPH201. We and Jasper will each retain commercial rights to our respective technologies under the agreement. We believe that GPH201 will generate preliminary data on combining our autologous HSC therapies with NGTC, and our clinical experience could accelerate our ability to use NGTC with our other product candidates. Although XSCID is an ultra-orphan indication with a small number of severely affected patients, we believe GPH201 could address an important unmet need, and data from this program, potentially in combination with JSP191, could be informative to our platform and pipeline.

Targeted Gene Insertion

Our technology aims to enable the targeted insertion of entire gene cassettes into chosen chromosomal locations. We believe that this could have broad therapeutic applications by allowing for permanent production of therapeutic proteins and enzymes, in specific cell lineages, and from targeted genomic locations. This approach was designed to prevent the variability in gene expression and the potential risk of insertional oncogenesis which are limitations of random gene integration approaches like using lentiviral vectors (LVV). Permanent therapeutic protein production applications of HSC targeted integration include expression of proteins and enzymes in target organs, including the nervous system (CNS) by tissue resident HSC-derived myeloid cells, as well as efficient systemic delivery of secreted proteins in the circulation. Potential applications include enzyme replacement for metabolic disease, CNS delivery of therapeutic proteins, or antibodies for neurodegenerative diseases, and production of plasma proteins for coagulation and complement disorders. However, given these programs use the same gene editing platform technology as nula-cel, we do not currently intend to continue development of the programs mentioned below.

Our candidates developed to-date harness two genomic locations for targeted insertion, the C-C chemokine receptor type 5 (CCR5) safe harbor locus and the alpha globin locus:

•
Our lead product candidate from our CCR5 locus technology is GPH301, which we were developing for the treatment of Gaucher disease, a genetic disorder that results in a deficiency in the glucocerebrosidase (GCase) enzyme. The CCR5 gene encodes the CCR5 protein and is considered a non-essential gene because its inactivation has been observed to have no general detrimental impact on human health. With GPH301, we insert a functional copy of the gene for GCase into the chromosomal locus of the CCR5 gene. This locus is known as a “safe harbor” both because of the lack of deleterious effects associated with gene insertions that occur there and because the expression of inserted genes can be reliably and precisely controlled by regulatory elements inserted together with the gene of interest. We use a lineage specific promoter so that GCase expression is limited to monocytes and macrophages which can migrate into tissues including crossing the blood brain barrier into the CNS. We inserted GCase into approximately 35% of targeted CCR5 alleles in HSPCs (resulting in approximately 50% of cells having at least one allele targeted) which in a mouse model subsequently engrafted, differentiated, and expressed GCase from macrophages at levels that could lead to a functional cure. Because HSC-derived myeloid cells can cross the blood brain barrier, we believe GPH301 may also have potential for the treatment of glucosidase beta acid (GBA)-associated (and GCase-deficient) Parkinson’s disease. This same approach can be used for therapeutic protein production in many other diseases, including other lysosomal storage diseases. We believe that proof of concept in Gaucher disease can accelerate development of a CCR5 safe harbor protein production pipeline given there are significant synergies and regulatory efficiencies because these programs will use the same RNA guide and preclinical safety assessment.
•
Our second approach for therapeutic protein production harnesses the alpha-globin locus, which uses the alpha-globin promoter to express high protein levels from the red blood cell lineage and normalize plasma protein levels to potentially develop HSC-based cures and treatments. Our high-efficiency gene editing technology has been shown using human cells and/or animal models to be applicable to a broad range of HSC-based indications as well as other tissues, such as airway stem cells (cystic fibrosis), neural stem cells, pluripotent stem cells and keratinocytes (wound healing). We believe there is potential to develop therapies for other diseases based on these findings.

We believe there is the potential for NGTC to expand the number of patients and indications addressable with precision engineered, one-time HSC-based treatments and cures. Distinct from our research collaboration with Jasper on JS191, we are evaluating and assessing additional novel conditioning agents and have initiated discovery research efforts to develop antibody-based NGTC candidates.

Our Pipeline

Our Team

Our team is led by executives who have deep experience in drug development and company-building in the biopharmaceutical industry.

Our President and Chief Executive Officer is Josh Lehrer, M.D., formerly the Chief Medical Officer at Global Blood Therapeutics, Inc. (GBT) where he led development for the marketed SCD treatment Oxbryta™ from pre-IND stages through its commercial launch. Prior to GBT, he served in clinical roles at Genentech, Inc. (Genentech) and as a practicing cardiologist at Stanford. Alethia Young is our Chief Financial Officer and has more than 20 years of experience in healthcare and biotech equity research and investing, most recently at Cantor Fitzgerald where she served as senior biotechnology analyst and head of research, managing the equity research department covering companies across the biotechnology industry.

We have a broader leadership team that is passionate about our mission of urgently translating groundbreaking science to transform lives
.

Our Strategy

In January 2023, we announced a voluntary pause of our Phase 1/2 CEDAR study of nula-cel for sickle cell disease due to a serious adverse event in the first patient dosed, which we concluded is likely related to study treatment. In February 2023, we announced our decision to discontinue the development of nula-cel and initiate a process to explore strategic alternatives. As a result of this decision, we announced a corporate restructuring that will result in an approximately 50% reduction in workforce. We also disclosed our intention to continue research activities associated with our early-stage non-genotoxic conditioning program, with the goal of advancing toward one or more potential development candidates.

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

Our next generation gene editing technology was designed to create a precise incision in a target gene using a modified, high fidelity CRISPR-based nuclease and we then induce conditions in target cells that overwhelmingly favor DNA repair by a mechanism that relies on HDR rather than the less desirable and more error-prone repair mechanism known as non-homologous end joining or NHEJ. HDR repairs DNA using a DNA template and results in high fidelity copying of template DNA into the correction site while reducing the introduction of DNA mutations that occur with first generation NHEJ gene editing approaches. We achieve HDR-mediated repair by using a non-integrating AAV6 viral vector to deliver template DNA (also called donor DNA) to the target gene. The donor DNA contains 400 base pair DNA segments homologous to sequences (homology arms) on either side of the targeted DNA break, and up to 4 kb of new DNA sequences between these homology arms. The cell’s natural DNA repair process uses the homology arms to align the template in the correct location, and then copies and pastes the new DNA into the genome at the targeted gene cleavage site. This process enables correction or replacement of a mutated gene, or insertion of a new therapeutic gene in a precise location.

High Precision CRISPR-Based Nuclease

Our founders discovered that chemically modified guide RNAs can enhance Cas9 activity and subsequently showed that delivering Cas9 as a recombinant protein instead of as mRNA further increased cutting efficiency. These approaches are now widely used and widely considered to be state of the art for gene editing. We have continued to optimize the CRISPR component of our platform and employ an improved Cas9 enzyme with dramatically reduced off-target activity in preclinical models. We employ high fidelity (HiFi)

Cas9, which was co-discovered by our founders and for which we have exclusively licensed patent rights from Integrated DNA Technologies, Inc. (IDT) in certain fields, to reduce off target cutting by 20-fold on average and 30-fold on average for the SCD gene in preclinical models, thus providing potential improved safety. We believe this is a unique advantage for our programs.

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

Process Optimization

HDR is most active during cell division and is inefficient in slowly dividing cells like HSCs. Achieving HDR at potentially curative efficiency in HSCs has been an elusive and highly sought goal because HSCs are long-term multi-potent stem cells with broad therapeutic potential and potential lifetime durability. In our process, we use clinically validated and standard methods to isolate HSPCs from patients, which are comprised of both slowly dividing HSCs (lower rates of HDR) and more rapidly dividing progenitors (higher rates of HDR). Although edited HSPCs are the standard drug product for any gene edited autologous stem cell therapy, the therapeutic effect comes from the long-term HSCs that are a subset of the cells in the drug product. Harnessing our stem cell biology expertise, we optimized the timing of template delivery and cell culture conditions to improve gene correction frequency from approximately 20% in initial experiments to approximately 70% in human HSPCs in nula-cel, our sickle cell program. We believe this gene correction rate in

HSPCs ensures that the correction rate in the long-term stem cells can achieve the threshold required to cure patients (estimated to be engraftment of 20% corrected cells).

We believe our technology platform is revolutionary because it brings together proven individual technologies, new discoveries, and systematic process optimization to, for the first time, achieve HDR-mediated targeted gene integration at efficiencies of up to approximately 70% in human HSPCs in ex vivo studies. We have serially optimized our GMP process to retain high and potentially curative gene correction rates at clinical scale.

Our approach differs from first generation gene and base editing technologies:

•
Direct targeting and correction of genetic lesions: We harness HDR to replace the disease-causing mutation or the entire disease-causing gene with the normal, wild-type genetic sequence. This is in contrast to first generation gene editing approaches that have focused on knocking-out or excising genes.
•
Efficiency of targeted gene integration: In our nula-cel sickle cell gene correction program, we have demonstrated up to approximately 70% gene correction efficiency in HSPCs in ex vivo studies. In gene replacement and targeted gene insertion applications, we have consistently demonstrated efficiencies of approximately 30-50% in HSPCs across a range of gene targets and templates. We believe these efficiencies are above the expected curative threshold for a broad array of indications, including SCD. Prior to the development of our gene integration platform, efficiencies using HDR in HSPCs were approximately 10%.
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
•
Uniquely suited to expand the patient population eligible for potential one-time curative HSC therapies: We believe that the high efficiency and precision of our targeted gene integration platform can reduce threshold bone marrow engraftment levels. This could potentially obviate the need for full chemotherapeutic myeloablative bone marrow conditioning (the current standard for allo-HSCT and most gene editing and gene therapy approaches in development). In addition, our approach has been designed to avoid the theoretical risk of insertional oncogenesis from integrating viral vectors and incorporates a high fidelity CRISPR-based nuclease. We believe pairing these advantages with targeted and safer bone marrow conditioning could bring HSC-based curative therapies to much larger numbers of patients.

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

Applications Enabled by Our Technology

We believe our platform can be applied in the following three key settings: gene correction, gene replacement and targeted gene insertion.

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

Our Product Candidates

Gene Correction: nulabeglogene autogedtemcel (nula-cel) for the Treatment of SCD

Overview of nula-cel

In January 2023, we announced a voluntary pause of our Phase 1/2 CEDAR study of our lead product candidate nula-cel due to a serious adverse event in the first patient dosed, which we concluded is likely related to study treatment. In February 2023, we announced our decision to discontinue the development of nula-cel and initiate a process to explore strategic alternatives.

Nula-cel is a next generation gene-edited autologous HSC product candidate that is designed to directly correct the mutation responsible for SCD. The mortality and morbidity associated with SCD, all caused by a single mutation, has made curing SCD by direct gene correction a dream of many clinicians. Indeed, multiple genetic therapies are in development to address SCD, but due to technical limitations of other approaches, these therapies are primarily focused on expressing alternate hemoglobin genes such as fetal hemoglobin or a transgenic hemoglobin. Our approach is the first in industry to directly correct the SCD-causing mutation to restore normal adult hemoglobin expression
.

Overview of Sickle Cell Disease

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

Nula-cel

Although we have discontinued the development of nula-cel in SCD, nula-cel was the first targeted genetic therapy in clinical development designed to efficiently and precisely correct the disease-causing gene, simultaneously eliminating HgbS production and restoring normal HgbA expression. At the DNA level, we believe this is the first approach in the industry that seeks to convert an SCD genotype (two genes with sickle mutations, HbSS) to a normal genotype (at least one normal beta-globin gene). By correcting the SCD-causing mutation, our next-generation gene editing approach has the potential to overcome a major limitation of current gene addition and gene editing approaches that take an indirect approach. Our goal with nula-cel is to replace a sufficient quantity of a patient’s HSCs with gene corrected cells to definitively cure SCD.

Figure: nula-cel removes the mutated region of HbS and replaces it with that of a normal hemoglobin gene.

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

We believe that nula-cel has the potential to be the optimal curative approach, because it is designed to directly correct the mutation responsible for SCD and restore normal biology by eliminating HgbS production and restoring HgbA expression. Based on existing allo-HSCT data, this supports nula-cel’s potential to address the complications associated with the disease and provide a definitive cure.

Preclinical Data

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

We have taken three experimental approaches to generate preclinical proof of concept data for nula-cel. The first approach evaluates HDR efficiency in HSPCs from healthy donors subsequently measuring both the frequencies of HBB allele editing in the bulk population and edited cell HBB genotypes (e.g., the percentage of cells with at least one corrected allele). The second approach corrects the HbS gene in HSPCs isolated from patients, then measures the function of treated cells both ex vivo and in a humanized mouse model. The third approach corrects the HbS mutation in HSCs from a sickle mouse model and assesses corrected cells’ ability to modify the disease.

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

Figure: nula-cel created from SCD patients predominantly expressed normal hemoglobin and led to stable engraftment in immunodeficient mice

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

Nula-cel Phase 1/2 Clinical Trial

In November 2021, we initiated a Phase 1/2 open label clinical trial of nula-cel in approximately 15 patients with severe SCD. The primary objective of this trial was to assess safety. Secondary objectives of the trial were to evaluate engraftment success, gene correction rates, total hemoglobin, hemoglobin A and S, effect on clinical events such as VOCs and exploratory endpoints that could generate initial evidence of nula-cel’s ability to restore red blood cell health and have an impact on end organ damage. In January 2023, we announced a voluntary pause of our Phase 1/2 CEDAR study of nula-cel for SCD due to a serious adverse event in the first patient dosed, which we concluded is likely related to study treatment. In February 2023, we announced our decision to discontinue the development of nula-cel and initiate a process to explore strategic alternatives.

Gene Replacement: GPH102 for the Treatment of Beta-Thalassemia and GPH201 for the Treatment of XSCID

GPH102 for the Treatment of Beta-Thalassemia

Given this program leverages the same gene editing platform technology as nula-cel, we do not currently intend to continue development of this program.

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

GPH201 for the Treatment of XSCID

Given this program leverages the same gene editing platform technology as nula-cel, we do not currently intend to continue development of this program.

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

We have partnered with Jasper to assess GPH201 combined with targeted conditioning using JSP191, an anti-CD117 monoclonal antibody and without the use of chemotherapeutic myeloablation. Clinical data has shown that JSP191 has the potential to lead to successful engraftment in allo-HSCT for XSCID. Although XSCID is an ultra-orphan indication with a small number of severely affected patients, we believe GPH201 could address an important unmet need, and data from this program (potentially in combination with JSP191) could be informative to our platform and pipeline.

Targeted Gene Insertion with Therapeutic Protein Production (CCR5 Safe Harbor Locus): GPH301 for the Treatment of Gaucher Disease

Given this program leverages the same gene editing platform technology as nula-cel, we do not currently intend to continue development of this program.

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

GPH301 is designed to insert a functional copy of the gene for glucocerebrosidase (GCase) into the chromosomal location of the CCR5 gene. This locus is known as a safe harbor both because of the lack of serious deleterious effects in humans with CCR5 mutations and because the expression of genes inserted there can be precisely controlled by regulatory elements inserted together with the gene of interest. We include the CD68S promoter in the inserted gene cassette which we believe provides two advantages: 1) targeting GCase expression specifically to the disease-causing cell in Gaucher (and avoiding expression in HSCs which could affect stem cell function) and 2) macrophage expression takes advantage of the ability of gene corrected macrophages to cross the blood brain barrier and address the neuropathic manifestation of Type 3 Gaucher Disease. The goal of GPH301 is to replace a sufficient quantity of a patient’s HSCs with gene edited cells to drive GCase expression in a patient’s macrophages and reverse the accumulation of unprocessed glucocerebroside. Data from Gaucher patients with mixed donor chimerism and from mouse models support that less than 10% corrected HSCs could be curative.

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

Future Targeted Gene Insertion with Therapeutic Protein Production (CCR5 Safe Harbor) Opportunities

Given these future opportunities would leverage the same gene editing platform technology as nula-cel, we do not currently intend to pursue them.

We had previously planned to pursue indications beyond Gaucher disease using our CCR5 locus technology for tissue-based protein expression, including for CNS protein delivery. Inserting different genes into this locus using the same sgRNA, integration site and homology arms could enable rapid expansion into other diseases.

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

Future Opportunities in Targeted Gene Insertion with Therapeutic Protein Production: Alpha Globin Locus

Given these future opportunities would leverage the same gene editing platform technology as nula-cel, we do not currently intend to pursue them.

For certain therapeutic applications, we believe there is an advantage to precisely inserting a gene into a location in the chromosome where we can utilize a native cell promoter that can lead to high level and lineage specific expression. One such locus is the alpha globin (HBA1) locus, in which the endogenous alpha-globin promoter can be used to express inserted genes in red blood cells or red blood cell precursors to drive therapeutic protein production. This is an attractive approach because the very high rate of red blood cell formation (200 billion produced each day), coupled with the strength of the alpha globin promoter (280 million hemoglobin molecules per red blood cell) could allow for production of normal levels of therapeutic protein with modest HSC engraftment targets (<10%) which may be achievable with non-genotoxic HSC targeted bone marrow conditioning regimens. We believe this could dramatically improve the benefit risk profile of product candidates as potential one-time HSC cures.

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

We were previously advancing an early-stage research program leveraging this approach for the treatment of alpha-1 antitrypsin (AAT) deficiency, a severe inherited genetic disorder that affects approximately 60,000 people in the United States and can cause progressive lung and liver disease. AAT is caused by a genetic mutation in the SERAPINA1 gene, which causes the liver to produce insufficient amounts of AAT protein needed to protect the lungs so they can work normally. We believe this could offer a differentiated approach to treat AAT deficiency by using targeted gene insertion to permanently increase AAT protein production. This approach has the potential to permanently normalize circulating plasma levels of AAT with a one-time treatment, in combination with mild conditioning, and avoid potential issues of durability, immunogenicity or liver toxicity with liver-targeted approaches.

Other Future Opportunities for Targeted Gene Integration in Other Cell Types and Indications

Given these future opportunities leverage the same gene editing platform technology as nula-cel, we do not currently intend to pursue them.

We had previously explored applications of our technology platform to develop potential therapies for a number of other genetic diseases including diseases involving the hematopoietic system and other lysosomal storage diseases. We believe that our targeted gene insertion technology, through its ability to lead to the controlled expression of any gene, also has potential to treat diseases outside of monogenic diseases such as the ability to integrate genes to produce next generation CAR effector therapies or myeloid cell therapies for autoimmune disease or oncology. Our high-efficiency gene editing technology has been shown using human cells and/or animal models to be applicable to a broad range of HSC-based indications (e.g., MPS I and Krabbe) as well as other tissues, such as airway stem cells (cystic fibrosis), neural stem cells, pluripotent stem cells and keratinocytes (wound healing).

Manufacturing

We currently have no commercial manufacturing capabilities. For our initial clinical programs, we planned to use qualified third-party contract manufacturing organizations with relevant manufacturing experience in genetic medicines. We have established manufacturing processes for nula-cel and have established relationships with third-party manufacturers with capabilities to manufacture the necessary Drug Substance and Drug Product in accordance with current Good Manufacturing Practices (cGMP). We plan to continue to rely on qualified third-party organizations to produce or process bulk compounds, formulated compounds, viral vectors or engineered cells for IND-supporting activities and early-stage clinical trials if applicable. We expect that commercial quantities of any compound, vector, or engineered cells that we may seek to develop will be manufactured in facilities and by processes that comply with cGMP and relevant health authority regulations. We had previously planned that at the appropriate time in the product development process, we would determine whether to establish our own manufacturing facilities or continue to rely on third parties to manufacture commercial quantities of any products that we may successfully develop. Outside of the United States and Europe, where appropriate, we may elect in the future to utilize strategic partners, distributors or contract sales forces to assist in the commercialization of our products, or, in certain instances, we may consider building our own commercial infrastructure.

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

We compete in the segments of the pharmaceutical, biotechnology, and other related markets that utilize technologies encompassing genomic medicines to create therapies, including gene editing and gene therapy. There are several other companies advancing gene editing and gene therapy product candidates in preclinical or clinical development in sickle cell disease, including Beam Therapeutics Inc., bluebird bio, Inc., Cellectis SA, CRISPR Therapeutics AG, and Editas Medicine, Inc. Companies advancing gene editing and gene therapy programs in beta-thalassemia include bluebird bio, Inc., CRISPR Therapeutics AG, and Edigene Inc. Companies advancing gene therapy programs in XSCID include Mustang Bio, Inc. Companies advancing gene therapy programs in Gaucher disease include AVROBio, Inc. and Freeline Therapeutics Holdings plc. Companies advancing gene editing and gene therapy programs in preclinical development for AAT deficiency include Beam Therapeutics Inc., Editas Medicine, Inc., Intellia Therapeutics, Inc., Krystal Biotech Inc., Apic Bio Inc., and LogicBio Therapeutics Inc. Companies combining CRISPR with HDR (homology directed repair) include CRISPR Therapeutics AG, which, for oncology applications, inserts a chimeric antigen receptor (CAR) construct into the TCR alpha constant (TRAC) locus in T-cells using HDR. Additionally, an academic collaboration between the University of California, San Francisco and the University of California, Los Angeles is seeking to correct the sickle cell mutation using CRISPR followed by delivery of a single-stranded oligonucleotide DNA donor to potentially harness HDR. Because these competitors, as well as other companies and research institutions, hold numerous patents in this field, it is possible that these or other third parties could allege they have patent rights encompassing our product candidates, technologies or methods. For more information regarding competition and intellectual property, please see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

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

Our wholly owned and our in-licensed patent applications cover various aspects of our genome editing platform and proprietary components, as well as our programs directed to genome modification using chemically modified guide RNAs, and non-genotoxic conditioning. We intend to continue to pursue, when possible, additional patent protection, including composition of matter, method of use, and process claims, directed to various aspects of our platform technology and the programs in our portfolio. We also have one option to license patent applications relating to stable genomic integration in primary cells with CRISPR-Cas and AAV, HSC insertion in alpha globin loci, and HDR correction of IL2RG for treatment of XSCID as well as a second option to license patent applications relating to gene integration in a safe harbor locus CCR5 to correct metabolic diseases, treatment and correction of immunodeficiency conditions, treatment of cystic fibrosis, and treatment of diseases relating via targeting and correcting the alpha globin locus. As of March 1, 2023, we owned two pending U.S. patent applications, two pending PCT patent applications, and five pending provisional patent applications. One patent family (comprising pending U.S. and PCT patent applications) relates to various aspects of treating beta-thalassemia, including specific gene cassettes and sequences for targeted insertion into particular locations in the HBB gene, gene editing components and compositions thereof for editing the HBB gene, and methods of using such compositions for modifying a patient’s cells and other gene therapies. If a U.S. patent should issue from this family, and if the appropriate maintenance fees are paid, the U.S. patent would be expected to expire in 2042, excluding any additional term for patent term adjustments or patent term extensions. A second patent family (comprising pending U.S. and PCT patent applications) relates to methods to genetically engineer hematopoietic stem and progenitor cells for the expression of therapeutic proteins, including related gene editing components and therapeutic compositions and methods. If a U.S. patent should issue from this family, and if the appropriate maintenance fees are paid, the U.S. patent would be expected to expire in 2042, excluding any additional term for patent term adjustments or patent term extensions. Two pending provisional patent applications relate to our Non-Genotoxic HSC Targeted Conditioning (NGTC) program, including compositions and methods for use in non-genotoxic HSC targeted antibody-based bone-marrow conditioning regimens. If a U.S. patent should issue claiming priority to either or both of these provisional applications, the U.S. patent(s) would be expected to expire in 2043, excluding any additional term for patent term adjustments or patent term extensions. Two additional pending provisional patent applications relate to methods for genotyping gene-edited hematopoietic stem cells. If a U.S. patent should issue claiming priority to either or both of these provisional applications, the U.S. patent(s) would be expected to expire in 2043, excluding any additional term for patent term adjustments or patent term extensions. An additional pending provisional patent application relates to compositions and methods for enhancing homology directed repair (HDR)-mediated gene editing. If a U.S. patent should issue claiming priority to this provisional application, the U.S. patent(s) would be expected to expire in 2043, excluding any additional term for patent term adjustments or patent term extensions.

As of March 1, 2023, we in-licensed from Stanford two issued U.S. patents and two pending U.S. patent applications, issued patents in Australia, Europe and China, and pending patent applications in Australia, Canada, China, Japan and South Korea directed to methods of genome modification using chemically modified guide RNA in primary cells. The in-licensed patents and patent applications, which are jointly owned by Stanford and Agilent, also relate to methods of using such genome modifications for therapeutic indications such as SCD and thalassemia. Our current in-licensed patents and patent applications from Stanford, if the appropriate maintenance fees are paid, are expected to expire 2036, excluding any additional term for patent term adjustments or patent term extensions. The in-licensed European patent is currently subject to an opposition proceeding at the European Patent Office (EPO) Opposition Division, initiated by multiple opponents.

As of March 1, 2023, we in-licensed two U.S. patents, two U.S. patent applications, and patent applications in Australia, Canada, China, Europe, Japan and South Korea directed to compositions involving high-fidelity nucleases, gene editing systems using mutant Cas9 nucleases, and improved methods of gene editing thereof from IDT. Our current in-licensed patent and patent applications from IDT, if the appropriate maintenance fees are paid, are expected to expire in 2037, excluding any additional term for patent term adjustments or patent term extensions.

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

Our Material Agreements

Service Agreement with WuXi Advanced Therapies Inc.

In November 2022, we entered into a Master Development and Manufacturing Services Agreement (“WuXi Agreement”) with WuXi Advanced Therapies Inc. (“WuXi”), pursuant to which we agreed that, for a term of five years (which is extendable by mutual written agreement of the parties) and subject to certain conditions, WuXi and certain of its affiliates will provide product candidate development and manufacturing services on a project-by-project basis. Such services and their pricing terms will be agreed upon between WuXi and us pursuant to one or more work orders executed in accordance with the WuXi Agreement. The WuXi Agreement may be terminated by either party for any reason upon at least 90 days written notice, and we may terminate any work order under the WuXi Agreement upon at least 30 days written notice. In addition, each party has the ability to terminate the WuXi Agreement upon the occurrence of certain conditions.

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

We are required to use diligent efforts to manufacture, market and sell Licensed Products for the treatment of each of SCD, XSCID and beta thalassemia. In addition, we are required to achieve specified milestones by specified dates with respect to Licensed Products for the treatment of each of SCD, XSCID and beta thalassemia. If we fail to satisfy our diligence obligations, Stanford may terminate the License Agreement for our breach. For more details on the License Agreement, please see Note 6 of the Notes to the Financial Statements.

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

The term of the First Option Agreement expires 18 months after its effective date, subject to our right to extend such expiration date by up to an additional one-year periods upon notice to Stanford and by another additional one year upon the reasonable agreement of Stanford. The First Option Agreement will terminate if the License Agreement terminates. The First Option Agreement also may be terminated by us at will. On June 23, 2022, we exercised our right to extend the term of the First Option Agreement for an additional year. As of March 1, 2023, we had not exercised the option under the First Option Agreement and no fees have been paid for the First Option Agreement.

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

The term of the Second Option Agreement expires 12 months after its effective date, subject to our right to extend such expiration date by two additional one-year periods upon notice to and the reasonable agreement of Stanford. The Second Option Agreement may be terminated by us at will or by Stanford if we remain in breach of the Second Option Agreement following a cure period to remedy the breach. The Second Option Agreement also will terminate automatically in the event of a filing of a bankruptcy petition by or against us. On April 13, 2022, we entered into an amendment to the Second Option Agreement which extended the term for an additional year and the maintenance fee of $10.0 thousand was paid in the three and six months ended June 30, 2022. As of March 1, 2023, we had not exercised the option under the Second Option Agreement and no fees have been paid for the Second Option Agreement.

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

License Agreement with Integrated DNA Technologies, Inc.

In June 2021, we entered into a License Agreement (the “IDT License Agreement”) with Integrated DNA Technologies, Inc. (IDT). Pursuant to the IDT License Agreement, IDT granted to us and our affiliates a worldwide, non-exclusive, sublicensable license to research and develop products incorporating HiFi Cas9 protein variants for use in human therapeutic applications for SCD, XSCID and Gaucher disease (the Field) and a worldwide, exclusive, sublicensable license to commercialize such products in the Field. We were also granted the right to expand the licensed Field to include human therapeutic applications in the additional fields of beta thalassemia disorder and lysosomal storage disorders upon the payment of an exercise fee in the amount of $0.5 million per additional field or $1.0 million for both additional fields.

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

In consideration of the licenses and rights granted to us under the IDT License Agreement, we agreed to pay to IDT an upfront payment in the amount of $3.0 million and up to $5.3 million (or $8.8 million if we expand the Field as described above to include both the beta thalassemia and lysosomal storage disorders fields) in total regulatory milestone payments. Each regulatory milestone payment is payable once on an indication-by-indication basis. In addition, we have agreed to pay IDT a low single-digit royalty on the net sales of products, subject to reductions in specified circumstances, and a low double digit percentage payment for certain sublicense revenue, which is also subject to reduction in the event a sublicense includes other patent rights that are not patents licensed from IDT. As of December 31, 2022 and 2021, we have not achieved any of the regulatory milestones and have only paid the upfront license payment of $3.0 million.

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

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics such as those we have been developing.

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

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Sponsors are also required to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the sponsor fails to conduct such studies in a timely manner and send the necessary updates to the FDA, or if a confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period, which could adversely impact the timing of the commercial launch of the product.

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

In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, (Regulation) which replaced the Clinical Trials Directive 2001/20/EC (Directive) on January 31, 2022. The transitory provisions of the Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the new Regulation.

The new Regulation is directly applicable in all EU Member States (and so does not require national implementing legislation in each Member State), and aims at simplifying and streamlining the approval of clinical studies in the EU. The main characteristics of the new Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, (CTIS); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Concerned Member States) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Concerned Member State. Strict deadlines have also been established for the assessment of clinical trial applications.

Marketing Authorization

To obtain a marketing authorization for a product in the European Union, an applicant must submit a marketing authorization application, either under the centralized procedure administered by the EMA or one of the procedures administered by competent authorities in EU Member States (decentralized procedure, national procedure, or mutual recognition procedure).

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EU, and in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway), or EEA. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic-cell therapy and tissue-engineered products) and products with a new active substance indicated for the treatment of certain diseases, including HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interests of public health.

Specifically, the grant of a marketing authorization in the EU for products based on genes, tissues or cells, such as gene therapy or somatic-cell therapy medicinal products, is governed in part by Regulation (EC) No 1394/2007 on advanced therapy medicinal products (ATMPs). Regulation (EC) No 1394/2007 lays down specific rules concerning the authorization, supervision, and pharmacovigilance of ATMPs. Manufacturers of ATMPs must demonstrate the quality, safety, and efficacy of their products to the EMA’s Committee for Advanced Therapies, which provides an opinion on the quality, safety and efficacy of each ATMP subject to marketing authorization application which is sent for final approval to the EMA’s Committee for Medicinal Products for Human Use (CHMP). The CHMP recommendation is then sent to the European Commission, which adopts a decision on whether to grant a marketing authorization which is binding in all Member States. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application is 210 days from receipt of a valid application, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions asked by CHMP. Clock stops may extend the timeframe of evaluation of a marketing authorization application considerably beyond 210 days. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the timeframe of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with an existing centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of three years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA), the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. This is known as the EC Decision Reliance Procedure. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators.

European Union Data and Marketing Exclusivity

In the EU, innovative medicinal products (including both small molecules and biological medicinal products) approved on the basis of a complete and independent data package, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU, for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the EU market until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company could nevertheless also market another version of the product if such company obtained a marketing authorization based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

European Union Orphan Designation and Exclusivity

In the EU, the EMA’s Committee for Orphan Medicinal Products grants orphan designation in respect of a product if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than 5 in 10,000 persons in the EU when the application is made, or (ii) where it is unlikely that the marketing of the medicine, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3)there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product would be of a significant benefit to those affected by that condition.

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers, and ten years of market exclusivity is granted following marketing approval for the orphan product. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. During the period of market exclusivity, a marketing authorization may only be granted to a “similar medicinal product” for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized orphan product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Orphan designation must be requested before submitting an application for marketing authorization. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Regulatory Requirements After a Marketing Authorization has been Obtained

If an authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

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

The aforementioned EU rules are generally applicable in the EEA.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020 and the EU and the UK have concluded a trade and cooperation agreement (the “TCA”), which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland). The regulatory regime in Great Britain therefore aligns in many ways with current EU regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under the new framework mentioned above which will be put in place by the MHRA from January 1, 2024, the MHRA has stated that it will take into account decisions on the approval of marketing authorizations from the EMA (and certain other regulators) when considering an application for a Great Britain marketing authorization. On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (Great Britain and Northern Ireland) and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. Once the Windsor Framework is approved by the EU-UK Joint Committee, the UK Government and the EU will enact legislative measures to enact it into law.

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

Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. In the United States, third-party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. We or our collaborators may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Nonetheless, our product candidates may not be considered medically necessary or cost-effective. Moreover, the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug candidate to currently available therapies. Other European Union countries allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Other U.S. Healthcare Laws and Compliance Requirements

Healthcare providers, including physicians, and third-party payors play a primary role in the recommendation and prescription of any product candidates that we may develop for which we obtain marketing approval. Our current and future arrangements with third-party payors, healthcare providers and customers may implicate broadly applicable fraud and abuse and other healthcare laws and regulations. Restrictions under applicable federal and state healthcare laws and regulations, including certain laws and regulations applicable only if we have marketed products, include the following:

•
the civil False Claims Act (FCA), prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties, for each false claim and treble the amount of the government’s damages. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery;
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
•
federal transparency laws, including the federal Physician Payment Sunshine Act created under the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), and its implementing regulations, which requires manufacturers of certain drugs, devices, medical supplies, and biologics, among others, to track and disclose payments under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) and other transfers of value they make to U.S. physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. This information is subsequently made publicly available in a searchable format on a Centers for Medicare & Medicaid Services (CMS), website. Failure to disclose required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and/or other healthcare providers;
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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to also induce or reward improper performance generally is sometimes governed by the national anti-bribery laws of European Union Member States, and the Bribery Act 2010 in the United Kingdom. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the United Kingdom despite its departure from the EU.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted, for example:

•
The Budget Control Act of 2011 and subsequence legislation, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2031. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the

American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.
•
The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Bipartisan Budget Act (BBA), also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”
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

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs and reform government program reimbursement methodologies for drug products. President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In addition, in February 2023, HHS issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HSS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

Employees and Human Capital Resources

As of December 31, 2022, we had 120 full-time employees, including 34 with Ph.D. or M.D. degrees. None of our employees are represented by labor unions or covered by collective bargaining agreements. In February 2023, we announced a reduction-in-force of approximately 50% in connection with a restructuring plan.

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

We may take advantage of these exemptions until such time that we are no longer an emerging growth company. We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.23 billion or more; (ii) December 31, 2026; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the last day of the fiscal year in which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (SEC), which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. We may choose to take advantage of some but not all of these exemptions. We have taken advantage of reduced reporting requirements in this Form 10-K. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Risks Related to Strategic Alternative Process and Potential Strategic Transaction

We may not be successful in identifying and implementing any strategic business combination or other transaction and any strategic transactions that we may consummate in the future could have negative consequences.

In addition to our efforts, if any, to pursue clinical development of our non-genotoxic conditioning (NGTC) program, we also continue to evaluate all potential strategic options for the company, including a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction. However, there can be no assurance that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and we may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders.

In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

We may not realize any additional value in a strategic transaction.

The market capitalization of our company is below the value of our cash and cash equivalents. Potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets given the limited data regarding our lead development program. Further, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend additional resources and continue development of our product candidates and may attribute little or no value, in such a transaction, to those product candidates.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business. The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•
increased near-term and long-term expenditures;
•
exposure to unknown liabilities;
•
higher than expected acquisition or integration costs;
•
incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•
write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;
•
increased amortization expenses;
•
difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
•
impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
•
inability to retain key employees of our company or any acquired business; and

•
possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In February 2023, we undertook an organizational restructuring that significantly reduced our workforce in order to conserve our capital resources. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected, and could disrupt our business.

In February 2023, we undertook an organizational restructuring that significantly reduced our workforce, including the departure of our chief business officer and our chief scientific officer. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees. Employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business.

Any future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. We may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, the workforce reduction may negatively impact our clinical, regulatory, technical operations, and commercial functions, should we choose to continue to pursue them, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize our product candidates. Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be. In addition, given the substantial restructuring of our operations, it may be difficult to evaluate our current business and future prospects on the basis of historical operating performance.

The corporate restructuring and reduction in force that we announced in February 2023 may not achieve our intended objectives.

In February 2023, we announced a reduction in force affecting approximately 50% of our workforce to better align our workforce with the needs of our business and focus our capital resources on select product candidates, helping to provide that we are appropriately resourced. This reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while certain positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our business, financial condition, and results of operations may be materially adversely affected.

We may become involved in securities class action litigation that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

Risks Related to Our Financial Position, Limited Operating History and Need for Additional Capital

We have incurred significant losses since our inception, we expect to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.

Since our inception, we have incurred significant net losses, have not generated any revenue from product sales to date and have financed our operations principally through the net proceeds raised in our initial public offering and private placements of our redeemable convertible preferred stock. Our net loss for the fiscal years ended December 31, 2022 and 2021 was $101.1 and $70.8 million, respectively. As of December 31, 2022, we had an accumulated deficit of $242.4 million. We expect to continue to incur significant and increasing losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. We anticipate that our expenses will increase substantially if and as we:

•
initiate and conduct clinical trials for any product candidates that we may identify and develop;
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
•
operate as a public company.

To date, we have not successfully completed a clinical trial for any product candidate. We have only had one product candidate in clinical development and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those products for which we may obtain marketing approval, obtaining market acceptance for such products and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenue in an amount sufficient to achieve profitability. All of our programs are currently only in the discovery, preclinical testing or early clinical development stage. We commenced our Phase 1/2 clinical trial of nulabeglogene autogedtemcel (nula-cel), in SCD in November 2021, and in February 2023 announced that we were discontinuing our development of nula-cel. Because of the numerous risks and uncertainties associated with developing gene therapy and gene editing product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if ever. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and our stock price and could impair our ability to raise capital, maintain and fund our research and development efforts, expand our business, or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

Our limited operating history may make it difficult for you to evaluate the performance of our business to date and to assess our future viability.

We are an early-stage company. We were founded in 2017 and commenced operations in 2020. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our platform and technology, identifying potential product candidates, establishing and maintaining our intellectual property portfolio, undertaking preclinical studies and preparing for clinical trials. Other than nula-cel, which was being evaluated in a Phase 1/2 clinical trial, and for which we terminated development of in February 2023, all of our research programs are still in the preclinical or research stage of development, and their risk of failure is high. We have not demonstrated an ability to initiate or successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a new product from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about the likelihood of our future success or viability may not be as accurate as they could be if we had a longer operating history.

Our limited operating history, particularly in light of the rapidly evolving gene editing field, may make it difficult to evaluate our technology and industry and predict our future performance. Our very short history as an operating company makes any assessment of the likelihood of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by very early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

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

As of December 31, 2022, our cash and cash equivalents and investments in marketable securities were $283.6 million. We expect that these funds will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

•
the timing, scope, progress, results and costs of any product candidates that we may identify and develop;
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
•
our ability to negotiate favorable terms in strategic alternatives including, but not limited to, any collaboration, licensing or other arrangements into which we may enter in the future and performing our obligations in such collaborations;
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

As of December 31, 2022 and 2021, we had U.S. federal net operating loss carryforwards of $75.8 and $57.3 million, respectively, (which are not subject to expiration) and state net operating loss carryforwards of $0.6 million (which begin to expire in various amounts in 2039). Our ability to use our U.S. federal and state net operating losses to offset potential future taxable income and reduce income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder.

Less than $1.0 million of our total cash and cash equivalents is held in operating accounts at SVB, representing a de minimus amount of our total cash and cash equivalents. Our deposits with SVB above $250,000 are uninsured. We have letters of credit worth $1.7 million held with SVB related to our leases, which are classified on our balance sheet as restricted cash. Although we are not a borrower or party to any other financial instruments with SVB, Signature or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking and supplier relationships as we believe necessary or appropriate, our access to funding sources and credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we may have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
Delays, inability or reductions in our ability to enter into credit facilities or other working capital resources;
•
Potential or actual breach of contractual obligations that require us to maintain letters of credit; or
•
Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a supplier may become insolvent or declare bankruptcy, or determine that it will no longer deal with us as a customer. In addition, a supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any supplier bankruptcy or insolvency, or any breach or default by a supplier, or the loss of any significant supplier relationships, could result in material losses and may have a material adverse impact on our business.

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

We are very early in our development efforts and have focused our research and development efforts to date on gene editing technology, identifying our initial targeted disease indications and our initial product candidates. We have not achieved preclinical proof of concept for the majority of our programs and there is no guarantee that we will achieve it for any of these programs. We may also experience delays in conducting or completing our preclinical studies, including because of supply chain interruptions that could lead to shortages in materials or animals required for such studied. For example, recently it has been reported that there is a shortage of non-human primates for biomedical research, which are used in preclinical studies. To date, we have invested substantially all of our efforts and financial resources in building our gene editing platform, and the identification and preclinical development of our current product candidates. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur.

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

Additionally, we may be required to change the prioritization of our research and development programs from time to time for a variety of reasons, including our determination that another of our existing or future product candidates has greater potential for clinical development, regulatory approval, or commercialization, including potentially greater therapeutic benefit, a more favorable safety or efficacy profile, a more consistent or more cost effective manufacturing process, or more a favorable commercial profile, including greater market acceptance or commercial potential, or more advantageous intellectual property position. For example, we announced in February 2023 that we were ending our development of nula-cel early, and we currently do not have any ongoing clinical trials. This or any additional shifts in our research and development priorities could result in a delay in clinical development, or we may fail to prioritize programs that may ultimately have the greatest potential for technical or commercial success.

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

We have been focused on developing curative medicines utilizing the CRISPR gene editing technology. CRISPR-based gene editing technologies are relatively new and their therapeutic utility is largely unproven. Our successful development of products will require solving a number of issues, including developing or obtaining technologies to safely deliver a therapeutic agent into target cells within the human body or engineer human cells while outside of the body such that the modified cells can have a therapeutic effect when delivered to the patient, optimizing the efficacy and specificity of such products, and ensuring and demonstrating the therapeutic selectivity, efficacy, potency, purity and safety of such products. There can be no assurance we will be successful in solving any or all of these issues. Indeed, no gene editing cell therapy has been approved in the United States, the European Union (EU), other countries or other key jurisdictions. Accordingly, the potential to successfully obtain approval for any of our CRISPR technology-based therapies remains unproven. We cannot be sure that our gene editing technologies will yield satisfactory products that are safe and effective, sufficiently pure or potent, manufacturable, scalable or profitable in our selected indications.

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

To date, we have not completed the evaluation of any product candidates in human clinical trials. It is impossible to predict when or if any product candidates we develop will ultimately prove safe in humans. In the genomic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. There can be no assurance that our gene editing technologies will not cause severe or undesirable side effects. For example, in January 2023, we announced that the first patient dosed with nula-cel had experienced a serious and unexpected adverse event of prolonged low blood cell counts (pancytopenia) requiring ongoing transfusion and growth factor support, following which we discontinued further development of nula-cel for sickle cell disease.

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

If any other product candidates we develop are associated with serious adverse events, undesirable side effects, or unexpected characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations, and prospects. Many product candidates, including gene therapy product candidates, that initially showed promise in early-stage testing have later been found to cause side effects that prevented further clinical development of the product candidates.

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

We may find it difficult to enroll patients in clinical trials given the limited number of patients who have the diseases for which our product candidates may be developed. If we experience delays or difficulties in the enrollment of patients in clinical trials, our clinical development activities and our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for any product candidates we identify or develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or other analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. Enrollment may be particularly challenging for some of the rare genetically defined diseases targeted in our most advanced programs. In addition, if patients are unwilling to participate in our gene editing trials because of negative publicity from adverse events related to the biotechnology, gene therapy, or gene editing fields, negative publicity related to our discontinued clinical program, competitive clinical trials for similar patient populations, clinical trials in competing products, or for other reasons, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of our product candidates may be delayed. Moreover, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

In addition, the ongoing COVID-19 pandemic has affected, and may continue to affect, the timing of our planned clinical trials. For instance, the treatment of the first patient in our Phase 1/2 clinical trial was delayed due to a prospective participant becoming infected with COVID-19. We may continue to be adversely affected by the COVID-19 pandemic. As the global healthcare community responded to the fluctuations in COVID-19 cases and hospitalizations, many hospitals, including those operating as clinical trial sites for other ongoing trials, temporarily paused elective procedures, which included dosing of new patients with investigational products. Additionally, the COVID-19 pandemic may cause delays in data collection and monitoring activities, which may present data integrity challenges or require modifications to our planned clinical trial protocols.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, we plan to evaluate our NGTC program in additional preclinical studies instead of advancing our other product candidate, nula-cel, as we believe this approach has the potential to provide more value to our shareholders. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Due to the novel nature of our technology and the potential for our product candidates to offer therapeutic benefit in a single administration or limited number of administrations, we face uncertainty related to pricing and reimbursement for these product candidates. Likewise, even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, which would harm our business.

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

We expect the cost of a single administration of a gene editing therapy, such as those we have been seeking to develop, to be substantial, when and if they achieve regulatory approval. Coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of any such product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of any of our product candidates will be paid by government authorities, private health plans, and other third-party payors. Payors may not be willing to pay high prices for a single administration. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:

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

Any problems in our manufacturing process or the facilities with which we contract could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. We have partnered with an experienced manufacturer, WuXi, to support the testing, development and manufacturing of our product candidates, but, problems in third-party manufacturing process or facilities also could restrict our ability to ensure sufficient clinical material for our planned clinical trials and to meet market demand for any product candidates we develop and commercialize.

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

Although we intend to design the clinical trials for future product candidates, CROs will conduct some or all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct current and future preclinical studies and future clinical trials will also result in less direct control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with third parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Third parties may:

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

We do not have any manufacturing facilities at the present time. We currently rely on third-party manufacturers for the manufacture of materials for our research programs and preclinical studies, including our viral vectors, GMP plasmids, RNA guides and Cas9, and expect to continue to rely on third parties, including Stanford and WuXi, for our planned clinical trials and for commercialization of any product candidates for which we obtain marketing approval. For example, we rely on third parties to manufacture viral vectors. We do not have a long-term supply agreement with any of our third-party manufacturers other than WuXi, and we purchase our required supply on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our third-party manufacturers could cease manufacturing for us or change the terms on which they are willing to continue manufacturing for us at any time.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent and other intellectual property protection for any product candidates we develop and for our platform technology, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our product candidates, and our platform technology may be adversely affected.

Our commercial success will depend in large part on our ability to obtain and maintain patent, trademark, trade secret and other intellectual property protection of our platform technology, product candidates and other technology, methods used to manufacture them and methods of treatment, as well as successfully defending our patent and other intellectual property rights against third-party challenges. It is difficult and costly to protect our platform technology and product candidates, and we may not be able to ensure their protection. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, importing or otherwise commercializing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

We seek to protect our proprietary position by in-licensing intellectual property relating to our platform technology and filing patent applications in the United States and abroad related to our platform technology and product candidates that are important to our business. If we or our licensors are unable to obtain or maintain patent protection with respect to our platform technology and our product candidates, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours and our ability to commercialize our product candidates may be adversely affected.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. The field of gene editing has been the subject of extensive patenting activity and litigation. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain and we may become involved in complex and costly litigation. Our pending and future patent applications may not result in patents being issued which protect our platform technology and our product candidates or which effectively prevent others from commercializing competitive technologies and product candidates.

No consistent policy regarding the scope of claims allowable in the field of gene editing has emerged in the United States. The scope of patent protection outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, enforce and defend our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patent rights. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will be valid and enforceable and provide sufficient protection from competitors. Further, it is anticipated that in mid-2023, European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court ("UPC"). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

Our owned and in-licensed patent applications may not provide sufficient protection of our platform technologies, our product candidates and our future product candidates or result in any competitive advantage.

We own and have in-licensed a number of patent applications that cover gene editing, gene targeting and NGTC technologies. We have applied for provisional patent applications intended to specifically cover our platform technology and uses with respect to treatment of particular diseases and conditions, but do not currently own any issued U.S. patents. Each U.S. provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the intentions disclosed in the associated provisional patent applications. We cannot be certain that any of these patent applications will issue as patents, and if they do, that such patents will cover or adequately protect our gene editing platform technologies or our product candidates, or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable. Any failure to obtain or maintain patent protection with respect to our platform technology and product candidates could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our owned and in-licensed patent applications contain claims directed to compositions of matter on our gene editing and NGTC product candidates, as well as methods directed to the therapeutic use of such product candidates. Method-of-use patents do not prevent a competitor or other third party from developing or marketing an identical product for an indication that is outside the scope of the patented method. Moreover, with respect to method-of-use patents, even if competitors or other third parties do not actively promote their product for our targeted indications or uses for which we may obtain patents, providers may recommend that patients use these products off-label, or patients may do so themselves.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. For example, while our patent applications are pending, we may be subject to a third party pre-issuance submission of prior art to the United States Patent and Trademark Office (USPTO), or become involved in interference or derivation proceedings, or equivalent proceedings in foreign jurisdictions. Even if patents do successfully issue, third parties may challenge their inventorship, validity, enforceability or scope, including through opposition, revocation, reexamination, post-grant and inter partes review proceedings. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or our licensor, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patent applications. For example, the European Patent Office (EPO) Opposition Division has initiated opposition proceedings against an in-licensed European patent. Such challenges, including this current opposition, may result in loss of patent rights, loss pof exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Furthermore, even if they are unchallenged, our patent rights may not adequately protect our intellectual property or prevent others from designing around our platform technology or product candidates. If the breadth or strength of protection provided by the patent applications we own or in-license with respect to our platform technology and product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in development, testing, and regulatory review of new product candidates, the period of time during which we could market our product candidates under patent protection would be reduced.

Given that patent applications in the United States and other countries are confidential for a period of time after filing, at any moment in time, we cannot be certain that we or our licensors were in the past or will be in the future the first to file any patent application related to our gene editing and NGTC technology or product candidates. In addition, some patent applications in the United States may be maintained in secrecy until the patents are issued. As a result, there may be prior art of which we or our licensors are not aware that may affect the validity or enforceability of a patent claim, and we or our licensors may be subject to priority disputes. For our in-licensed patent portfolios, we rely on our licensors to determine inventorship, and obtain and file inventor assignments of priority applications before their conversion as PCT applications. A failure to do so in a timely fashion may give rise to a challenge to entitlement of priority for foreign applications nationalized from such PCT applications. We or our licensors may in the future become a party to proceedings or priority disputes in Europe or other foreign jurisdictions. The loss of priority for, or the loss of, any European or other foreign patent rights could have a material adverse effect on the conduct of our business.

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

Likewise, our currently owned patent applications, if issued as patents, and in-licensed patents and patent applications, if issued as patents, directed to our proprietary gene editing technologies and our product candidates are expected to expire from 2036 through 2043, without taking into account any possible patent term adjustments or extensions. Our owned or in-licensed patent applications, if issued as patents, may expire before, or soon after, our first product candidate achieves marketing approval in the United States or foreign jurisdictions. Additionally, no assurance can be given that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-license currently or in the future. Upon the expiration of our current in-licensed patent applications, if issued as patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patent rights could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.

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

Pursuant to our license agreements with Stanford and IDT, we are generally responsible for bringing any actions against any third party for infringing on the patent rights we have licensed. Certain provisions of our license agreements also require us to meet development thresholds to maintain the license, including establishing a set timeline for developing and commercializing products. In spite of our efforts, Stanford, IDT or any future licensor from whom we may seek to license intellectual property rights might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patent rights fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of our gene editing platform technology or product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations, and growth prospects. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

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

Our commercial success depends upon our ability and the ability of our collaborators and present and future licensors to develop, manufacture, market, and sell any product candidates that we may develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our platform technology and our product candidates, including interference proceedings, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing our product candidates and they may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit.

As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our platform technology and product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of therapies, products or their methods of use or manufacture. There may also be third-party patents of which we are currently unaware with claims to technologies, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents.

Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. Some of our product candidates make use of CRISPR-based technology, which is a field that is highly active for patent filings. As of June 2019, it was reported that approximately 2072 patent families worldwide related to CRISPR gene editing inventions and uses as the description and/or claims of these patent families specifically focus on a CRISPR-type system. The extensive patent filings related to CRISPR make it difficult for us to assess the full extent of relevant patents and pending applications that may cover our gene editing platform technology and product candidates and their use or manufacture. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our gene editing platform technology and product candidates. For example, we are aware of a patent portfolio that is co-owned by the University of California, University of Vienna and Emmanuelle Charpentier, or the University of California Portfolio, which contains multiple patents and pending applications directed to gene editing. We are also aware of patents and patent applications directed to gene editing owned or co-owned by the Broad Institute, MIT and Harvard University, Toolgen, and Sigma Aldrich. Our ability to commercialize our product candidates may be adversely affected if we do not obtain a license to these patents. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our gene editing platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

Our ability to commercialize our product candidates in the United States and abroad may be adversely affected if we cannot obtain a license on commercially reasonable terms to relevant third-party patents that cover our product candidates or platform technology. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize our product candidates and any other product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third-party’s intellectual property rights, and we are unsuccessful in demonstrating that such patents are invalid or unenforceable, we could be required to obtain a license from such third-party to continue developing, manufacturing, and marketing our product candidates and our technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing the infringing technology or product candidates. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.

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

Conversely, we may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). We may choose to challenge, third-party patents in patent opposition proceedings in the EPO or another foreign patent office. Even if successful, the costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates, platform technology or other proprietary technologies.

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

Changes in patent law in the United States and in non-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our platform technology and product candidates.

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

The regulatory requirements that will govern any novel gene editing product candidates we develop may continue to evolve. Within the broader genetic medicine field, a limited number of gene therapy products have received marketing authorization from the FDA and the EMA to date. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and may continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States in 2016, the FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research (CBER), to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products (OTP) and elevation of OTP to a “Super Office” to meet its growing cell and gene therapy workload. In addition, under guidelines issued by the National Institutes of Health (NIH) gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (IBC), a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies, such as an IBC, can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

The same applies in the EU. The EMA’s Committee for Advanced Therapies (CAT), is responsible for assessing the quality, safety, and efficacy of advanced-therapy medicinal products (which include gene therapy medicines and somatic cell therapy medicines). The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the Committee for Medicinal Products for Human Use (CHMP), before the CHMP adopts its final opinion to send to the European Commission. In the European Union, the development and evaluation of a gene therapy medicinal products must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines, which may increase our regulatory burden of developing and marketing gene and cell therapy products in the European Union.

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

Because we have been developing product candidates in the field of gene editing, in which there is limited clinical experience, there is increased risk that the FDA, the EMA, or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results and that these results may be difficult to analyze.

During the regulatory review process, we will need to identify success criteria and endpoints such that the FDA, the EMA, or other regulatory authorities will be able to determine the clinical efficacy and safety profile of our product candidates. As we have been initially seeking to identify and develop product candidates to treat diseases in which there is little clinical experience using new technologies, there is heightened risk that the FDA, the EMA, or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. This may be a particularly significant risk for many of the genetically defined diseases for which we have developed or plan to develop product candidates because many of these diseases, including SCD, XSCID and Gaucher disease, have small patient populations, and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations. Further, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries may make similar comments with respect to these endpoints and data. Our product candidates will be based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. No gene editing therapeutic product has been approved in the United States or in Europe.

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

In February 2023, we discontinued our clinical development of nula-cel in SCD, and all of our other programs are in discovery or preclinical development. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of the product in humans. It is impossible to predict when or if any of our programs will prove effective and safe in humans or will receive regulatory approval. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of clinical trials. Interim results of a clinical trial do not necessarily predict final results. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

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
•
the number of patients required for clinical trials of our product candidates may be larger than we anticipate; enrollment of suitable participants in these clinical trials, which may be particularly challenging for some of the rare genetically defined diseases targeted in our most advanced programs, may be delayed or slower than we anticipate; or patients may drop out of these clinical trials at a higher rate than we anticipate;
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

The withdrawal of the United Kingdom from the EU formally took effect on January 31, 2020 under the terms of the Withdrawal Agreement. The United Kingdom and the EU have signed a EU-UK Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. Under the terms of the deal, the EU and UK have separate regulatory regimes for pharmaceutical products, although there are some provisions for mutual recognition of standards, for example with regards to GMP. For instance, the UK is no longer covered by the centralized procedure for obtaining EU-wide marketing authorizations for medicinal products, and a separate process for authorization of medicinal products is required in the UK, resulting in an authorization covering the UK or Great Britain (England, Scotland and Wales) only. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, the MHRA has announced it is putting in place a new framework from January 1, 2024, whereby the MHRA will take into account decisions on the approval of marketing authorizations from the EMA (and certain other regulators) when considering an application for a Great Britain marketing authorization. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland for a period of time, until the new Windsor Framework comes into effect). The regulatory regime in Great Britain therefore broadly aligns with current EU regulations, however longer term, the United Kingdom is likely to develop its own legislation that diverges from that in the EU now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. It is possible therefore, that there will be increased regulatory complexities in the UK and EU, which could disrupt the timing of any clinical trials and regulatory approvals that we may determine to pursue in these jurisdictions.

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

The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

•
the demand for any of our product candidates, if approved;
•
the ability to set a price that we believe is fair for any of our product candidates, if approved;
•
our ability to generate revenues and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

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

Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan product candidates by the EMA in the European Union. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing authorization application for another similar product candidate for the same orphan therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws, regulations, contractual obligations, or standards could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, customers, or business partners, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

The market price of our common stock has been and may continue to be volatile and the value of an investment in our common stock may decline, which could result in substantial losses for investors.

The market price of our common stock has been and is likely to continue to be highly volatile. From February 7, 2022 through February 6, 2023, the trading price of our common stock ranged between a low sales price of $1.85 and a high sales price of $11.02. As a result of this volatility, a holder may not be able to sell our common stock at or above the price at which such holder acquired shares of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock. Significant portions of these shares are held by a small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, certain shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered or intend to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, our directors, executive officers and certain affiliates may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 63.4% of our common stock. This group of stockholders has the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with the interests of our other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, rising interest rates and high inflation may cause our cost of doing business to materially increase and may adversely impact our ability to operate or may adversely impact other parties upon whom we rely for research and development capabilities to operate. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease 19,195 and 18,325 square feet of office and laboratory space in South San Francisco and Brisbane, California, respectively, under leases that expire in March 2025 and December 2023, respectively.

In addition, in late 2021, we entered into a non-cancelable operating lease for approximately 85,165 square feet in South San Francisco, California, which will commence in 2023 and expire in 2033. This property is currently available to sublease as we continue consolidating during the year ended December 31, 2023.

We believe that our facilities are sufficient to meet our current needs. Information as to material lease commitments is included in Financial Note 8, “Operating Leases,” to the financial statements appearing in this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Nasdaq Global Select Market under the symbol “GRPH.” Trading of our common stock commenced on June 25, 2021 in connection with our initial public offering. Prior to that time, there was no established public trading market for our common stock.

Holders

As of March 14, 2023, we had approximately 32 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.

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

None.

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

As of December 31, 2022, we have used approximately $129.9 million of the net proceeds received in the IPO. Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. There has been no material change in the planned use of proceeds from our IPO as described in the registration statement on Form S-1. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides stock repurchase activity during each of the fourth quarter of the year ended December 31, 2022:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2022 - October 31, 2022	—	$—	—	—
November 1, 2022 - November 30, 2022	1,507	0.30	—	—
December 1, 2022 - December 31, 2022	58,319	0.30	—	—
Total	59,826	$0.30	—	—

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a clinical-stage, next-generation gene editing company harnessing high-efficiency targeted gene integration to develop a new class of therapies to potentially cure a wide range of serious and life-threatening diseases. Our precision gene editing approach aims to achieve one of medicine’s most elusive goals: to precisely “find & replace” any gene in the genome. We have a next-generation gene editing platform that is designed to precisely correct mutations, replace entire disease-causing genes with normal genes, or insert new genes into predetermined, safe locations. We believe our approach could enable broad applications to transform human health, including directly correcting mutations, engineering cells to permanently deliver therapeutic proteins, and precisely engineering effector cells to treat or cure a wide range of serious genetic and other diseases, including cancer, autoimmune and neurodegenerative diseases.

Our lead product candidate nulabeglogene autogedtemcel (nula-cel), formerly GPH101, is a highly differentiated approach with the potential to directly correct the mutation that causes SCD and restore normal HgbA expression. Curing sickle cell disease by correcting the disease-causing point mutation to normal is viewed as the gold-standard for curing SCD and has been the dream of treating physicians for generations. In January 2023, we announced a voluntary pause of our Phase 1/2 CEDAR study of nula-cel for sickle cell disease due to a serious adverse event in the first patient dosed, which we concluded is likely related to study treatment. In February 2023, we announced our decision to discontinue the development of nula-cel and initiate a process to explore strategic alternatives.

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

We have incurred significant operating losses since inception. As of December 31, 2022, we had cash and cash equivalents and investments in marketable securities of $283.6 million and an accumulated deficit of $242.4 million. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take at least several years. We may never achieve profitability, and unless and until then, we will need to continue to raise additional capital. Based upon our current operating plan, we estimate that our cash, cash equivalents and restricted cash as of December 31, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

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

Subject to our exercise of the option under the First Option Agreement and our execution of an amendment to the License Agreement that incorporates the optioned patent rights and any optioned technology, we have agreed to issue to Stanford 132,137 shares of our common stock and pay a license execution fee of $10.0 thousand. The term of the First Option Agreement expires 18 months after its effective date, subject to our right to extend such expiration date by up to an additional one year upon notice to Stanford and by another additional one year upon the reasonable agreement of Stanford. The First Option Agreement will terminate if the License Agreement terminates. On June 23, 2022, the Company exercised its right to extend the term of the First Option Agreement for an additional year. As of March 1, 2023, the Company had not exercised the option under the First Option Agreement and no fees have been paid for the First Option Agreement.

In April 2021, we entered into an option agreement (the “Second Option Agreement”) with Stanford to negotiate the license for additional technologies from Stanford. Pursuant to the Second Option Agreement, we agreed to pay Stanford option fees in an aggregate amount of $30.0 thousand over the term of the option. On April 13, 2022, we entered into an amendment to the Second Option Agreement which extended the term for an additional year and the maintenance fee of $10.0 thousand was paid during the year ended December 31, 2022. As of March 1, 2023, we have not exercised the option and no fees have been paid under the Second Option Agreement.

LCGM Service Agreement

On August 30, 2021, we entered into a Master Manufacturing and Service Agreement with the Laboratory for Cell & Gene Medicine (“LCGM”) at Stanford (“LCGM MSA”). Pursuant to the LCGM MSA, LCGM will conduct clinical manufacturing, release testing, and product release for nula-cel in our Phase 1 clinical trial to treat SCD. During 2021, we entered into various SOWs under the LCGM MSA under which we received technology transfer and related services for HBB Beta-Globin Gene Variant for SCD, manufacturing engineer test runs, the exclusive use of a manufacturing suite at the LCGM facility, and Phase 1/2 clinical development and manufacturing of the HBB Variant for SCD. We have recognized $6.1 and $2.7 million in research and development expense in connection with the LCGM MSA during the years ended December 31, 2022 and 2021, respectively.

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

In consideration of the licenses and rights granted to us under the IDT License Agreement, we agreed to pay to IDT an upfront payment in the amount of $3.0 million and up to $5.3 million (or $8.8 million if we elect to expand the Field as described above to include both the beta thalassemia and lysosomal storage disorders fields) in total regulatory milestone payments. Each regulatory milestone payment is payable once on an indication-by-indication basis. In addition, we have agreed to pay IDT a low single-digit royalty on the net sales of products, subject to reductions in specified circumstances. The acquisition of the license was accounted for as an asset acquisition and as the acquired technology did not have an alternative use, the total consideration of $3.0 million was recorded as research and development expense in the statement of operations and comprehensive loss for the December 31, 2021. During the year ended December 31, 2022, we have not recognized any research and development expense in connection with the IDT License Agreement. There are no milestones probable as of December 31, 2022; therefore, no milestone payments have been recognized in during the year ended December 31, 2022.

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

Master Development and Manufacturing Services Agreement (for cell therapy services)

In November 2022, we entered into a master development and manufacturing services agreement, with WuXi Advanced Therapies, Inc. (WuXi) (the “WuXi Agreement”), pursuant to which we may engage WuXi, at our discretion, to provide services under separate work orders for cell therapy services. To date, pursuant to the WuXi Agreement, we have entered into three work orders for cell therapy services. Following our decision to discontinue the development of nula-cel, we do not intend to enter into new work orders under the WuXi Agreement.

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
•
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

During 2022 and 2021, we were eligible for a research and development tax credit. The tax incentive was available to us based on research and development activity within the United States and California during that year. These research and development tax incentives are recognized as a reduction to payroll tax expense when the right to receive has been attained and funds are collectible and are capped at $250.0 thousand per year.

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

Other Income (Expense), Net

Other income (expense), net includes amounts realized from interest income from the investments in marketable securities and changes in the fair value of our redeemable convertible preferred stock tranche liabilities.

Results of Operations

Years Ended December 31, 2022 and 2021

The following table summarizes our statements of operations and comprehensive loss for the respective years (in thousands):

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$72,787	$37,932
General and administrative	32,852	22,511
Total operating expenses	105,639	60,443
Loss from operations	(105,639)	(60,443)
Other income (expense), net:
Interest income, net	4,587	24
Change in fair value of the Series A redeemable convertible preferred stock tranche liability	-	(10,341)
Total other income (expense), net	4,587	(10,317)
Net loss	$(101,052)	$(70,760)
Unrealized loss on investments	(1,048)	—
Comprehensive loss	$(102,100)	$(70,760)

Operating Expenses

Research and Development Expenses

Research and development expenses were $72.8 million for the year ended December 31, 2022 compared to $37.9 million for the year ended December 31, 2021, an increase of $34.9 million. The increase in research and development expenses was primarily attributable to an increase of $15.9 million in clinical trial related activities and contract manufacturing activities for our clinical trials and drug supply, $12.7 million of personnel costs, including associated stock-based compensation expense, and $6.3 million of other research and development costs primarily related to facilities costs and lease expense associated with facilities and service agreements.

General and Administrative Expenses

General and administrative expenses were $32.9 million for the year ended December 31, 2022 compared to $22.5 million for the year ended December 31, 2021, an increase of $10.4 million. The increase in general and administrative expenses was comprised of an increase of $7.3 million in personnel-related costs, including associated stock-based compensation expense. We also incurred other miscellaneous expenses costs of $1.9 million related to as well as professional expenses consisting of legal costs, accounting, financial service, and insurance costs of $1.2 million.

Other Income (Expense), Net

The other income (expense), net for the year ended December 31, 2022 comprised of interest income from the investments in marketable securities and income from money market funds. The other income (expense), net for the year ended December 31, 2021 was comprised of the change in the fair value of our Series A redeemable convertible preferred stock tranche liability of $10.3 million and income from money market funds. Investments in marketable securities were not held in the comparable period.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations from inception through December 31, 2022. As of December 31, 2022, we had $283.6 million of cash and cash equivalents and investments in marketable securities and our accumulated deficit was $242.4 million. In June and July 2021, we raised net proceeds of $251.3 million in our IPO, pursuant to which we sold an aggregate of 16,100,000 shares of common stock.

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

Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments in marketable securities as of the date of the filing of this Form 10-K, will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. Until we can generate sufficient revenues from the commercialization of our product candidates or from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, collaborations and other strategic alliances and licensing arrangements, or any combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide that may result from the ongoing COVID-19 pandemic or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(87,980)	$(52,852)
Net cash used in investing activities	(241,863)	(5,740)
Net cash provided by financing activities	597	417,467
Net increase (decrease) in cash, cash equivalents and restricted cash	$(329,246)	$358,875

Cash Flows from Operating Activities

Net cash used in operating activities was $88.0 million for the year ended December 31, 2022, which was primarily attributable to our net loss of $101.1 million and net changes in operating assets and liabilities of $7.2 million, adjusted for net noncash charges of $20.3 million. Net noncash charges included approximately $13.5 million in stock-based compensation expense, $6.0 million in noncash lease expense, $2.4 million in depreciation and amortization expense, which was partially offset by $1.6 million in net amortization of premiums and discounts in marketable securities. Net changes in operating assets and liabilities primarily consists of $5.5 million in operating lease liabilities, $3.2 million in prepaid expenses, offset by $1.1 million in accrued compensation and $0.4 million in accounts payable and accrued expenses.

Net cash used in operating activities was $52.9 million for the year ended December 31, 2021, which was primarily attributable to our net loss of $70.8 million and net changes in operating assets and liabilities of $2.5 million, adjusted for net noncash charges of $20.4 million. Net noncash charges included approximately $10.3 million change in the fair value of the Series A redeemable convertible preferred stock tranche liability, $7.9 million in stock-based compensation expense, $1.5 million in noncash lease expense, and $0.7 million in depreciation and amortization expense. Net changes in operating assets and liabilities primarily consists of $2.2 million in accrued compensation and $1.0 million in accounts payable and accrued expenses, offset by $3.9 million in prepaid expenses and $1.8 million in operating lease liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $241.9 million for the year ended December 31, 2022, which was primarily attributable to investment in current and non-current marketable securities of $405.5 million and the purchase of lab equipment of $6.6 million for use at our headquarters, offset by proceeds from our investments in current and non-current marketable securities of $170.2 million.

Net cash used in investing activities was $5.7 million for the year ended December 31, 2021, which was primarily attributable to the purchase of lab equipment for use at our headquarters.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.6 million for the year ended December 31, 2022, which consisted primarily of proceeds from issuance of common stock related to stock option grants and employee stock purchase plan of $0.7 million, which was partially offset by repurchases of unvested early exercised stock grants of $0.1 million.

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

Item 8. Financial Statement and Other Supplementary Information.

Graphite Bio, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Graphite Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Graphite Bio, Inc. (the "Company") as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' deficit, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

\These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion
.

/s/ Deloitte & Touche LLP

San Francisco, California

March 20, 2023

We have served as the Company’s auditor since 2021.

Graphite Bio, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$47,730	$376,976
Investments in marketable securities, current	220,499	—
Prepaid expenses and other current assets	7,136	4,760
Total current assets	275,365	381,736
Restricted cash	1,716	1,716
Investments in marketable securities, non-current	15,322	—
Property and equipment, net	22,630	6,507
Operating lease right-of-use assets	5,580	11,574
Other assets	1,289	454
Total assets	$321,902	$401,987
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,608	$2,453
Accrued compensation	3,799	2,689
Accrued research costs	720	633
Accrued expenses and other current liabilities	1,871	886
Operating lease liabilities, current	4,045	5,482
Total current liabilities	13,043	12,143
Operating lease liabilities, non-current	1,749	5,794
Other long- term liabilities	10,819	—
Total liabilities	25,611	17,937
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized as of December 31, 2022 and 2021; and no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.00001 par value, 300,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 58,221,760 and 58,010,823 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1	1
Additional paid-in capital	539,741	525,400
Accumulated other comprehensive loss	(1,048)	—
Accumulated deficit	(242,403)	(141,351)
Total stockholders’ equity	296,291	384,050
Total liabilities and stockholders’ equity	$321,902	$401,987

The accompanying notes are an integral part of these financial statements.

Graphite Bio, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$72,787	$37,932
General and administrative	32,852	22,511
Total operating expenses	105,639	60,443
Loss from operations	(105,639)	(60,443)
Other income (expense), net:
Interest income, net	4,587	24
Change in fair value of the Series A redeemable convertible preferred stock tranche liability	—	(10,341)
Total other income (expense), net	4,587	(10,317)
Net loss	$(101,052)	$(70,760)
Unrealized loss on investments in marketable securities	(1,048)	—
Comprehensive loss	$(102,100)	$(70,760)
Net loss per share attributable to common stockholders—basic and diluted	$(1.84)	$(2.45)
Weighted-average shares used in computing net loss per share—basic and diluted	54,873,675	28,919,255

The accompanying notes are an integral part of these financial statements.

Graphite Bio, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

									Accumulated
	Redeemable Convertible Preferred Stock				Common			Additional	Other		Total
	Series A		Series B		Stock			Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares		Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2020	30,019,945	$55,608	—	$—	10,279,102		$—	$5,183	$—	$(70,591)	$(65,408)
Common stock issued upon exercise of options	—	—	—	—	33,906		—	42	—	—	42
Common stock issued upon early exercise of options	—	—	—	—	918,825		—	—	—	—	—
Common stock issued under ESPP	—	—	—	—	39,894		—	306	—	—	306
Issuance of Series A redeemable convertible preferred stock for cash, net of issuance costs of $4	15,000,000	14,997	—	—	—		—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock for cash, net of issuance costs of $226	—	—	29,792,487	150,524	—		—	—	—	—	—
Reclassification of tranche liability upon settlement	—	39,403	—	—	—		—	—	—	—	—
Issuance of common stock in connection with License Agreement with Stanford	—	—	—	—	640,861		—	—	—	—	—
Repurchase of common stock in connection with terms of License Agreement with Stanford	—	—	—	—	(624,845)		—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	16,100,000		—	251,323	—	—	251,323
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	(45,019,945)	(110,008)	(29,792,487)	(150,524)	30,761,676		1	260,531	—	—	260,532
Vesting of early exercised shares	—	—	—	—	—		—	144	—	—	144
Repurchase of unvested early exercised shares	—	—	—	—	(138,596)		—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—		—	7,871	—	—	7,871
Net loss	—	—	—	—	—		—	—	—	(70,760)	(70,760)
Balance at December 31, 2021	—	$—	—	$—	58,010,823		$1	$525,400	$—	$(141,351)	$384,050
Common shares issued upon exercise of options	—	—	—	—	67,196	—	—	20	—	—	20
Common shares issued under ESPP	—	—	—	—	333,155	—	—	656	—	—	656
Vesting of early exercised shares	—	—	—	—	—	—	—	131	—	—	131
Repurchase of unvested early exercised shares	—	—	—	—	(189,414)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	-	13,534	—	—	13,534
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	—	—	(1,048)	—	(1,048)
Net loss	—	—	—	—	—	—	—	—	—	(101,052)	(101,052)
Balance at December 31, 2022	—	$—	—	$—	58,221,760		$1	$539,741	$(1,048)	$(242,403)	$296,291
The accompanying notes are an integral part of these financial statements

Graphite Bio, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2022		2021
Cash flows from operating activities:
Net loss		$(101,052)	$(70,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Net amortization of premiums and discounts on investments in marketable securities		(1,600)	—
Depreciation and amortization		2,352	734
Noncash lease expense		5,994	1,460
Stock-based compensation expense		13,534	7,871
Change in fair value of the Series A redeemable convertible preferred stock tranche liability		—	10,341
Changes in assets and liabilities:
Prepaid expenses and other current assets and other assets		(3,211)	(3,914)
Accounts payable		194	1,825
Accrued compensation		1,110	2,223
Accrued research costs		87	(1,131)
Accrued expenses and other current liabilities and other liabilities		94	257
Operating lease liabilities		(5,482)	(1,758)
Net cash used in operating activities		(87,980)	(52,852)
Cash flows from investing activities:
Purchases of property and equipment		(6,594)	(5,740)
Purchases of investments in marketable securities		(405,519)	—
Proceeds from maturities of marketable securities		170,250	—
Net cash used in investing activities		(241,863)	(5,740)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs		—	165,521
Proceeds from initial public offering, net of issuance costs		—	251,323
Proceeds from issuance of common stock upon exercise of vested stock options		20	28
Proceeds from employee stock purchase plan		656	306
Proceeds from issuance of common stock upon early exercises of stock options		—	289
Repurchase of unvested early exercised shares		(79)	—
Net cash provided by financing activities		597	417,467
Net increase (decrease) in cash, cash equivalents and restricted cash		(329,246)	358,875
Cash, cash equivalents and restricted cash, at beginning of period		378,692	19,817
Cash, cash equivalents and restricted cash, at end of period		$49,446	$378,692
Reconciliation of cash, cash equivalents and restricted cash to statement of financial position:
Cash and cash equivalents		47,730	376,976
Restricted cash		1,716	1,716
Cash, cash equivalents and restricted cash in statement of financial position		$49,446	$378,692
Supplemental disclosures of non-cash investing and financing information:
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering		$—	$260,532
Property and equipment purchases in accounts payable and accrued expenses		$(36)	$(75)
Settlement of redeemable convertible preferred stock tranche liability		$—	$(39,403)
Additions to right-of-use assets from new operating lease liabilities		$—	$13,034
Lessor funded lease incentives included in property and equipment		$11,920	$—
Vesting of early exercised stock options		$131	$144
Repurchase of unvested early exercised shares included in accounts payable		$(17)	$(42)
Proceeds from issuance of common stock upon exercise of stock options included in accounts receivable	$		$(14)

The accompanying notes are an integral part of these financial statements.

Graphite Bio, Inc.

Notes to Financial Statements

1. Description of Business, Organization and Liquidity

Organization and Business

Graphite Bio, Inc. (the “Company”) is a clinical-stage, next-generation gene editing company harnessing high-efficiency targeted gene integration to develop a new class of therapies to potentially cure a wide range of serious and life-threatening diseases. The Company is pioneering a precision gene editing approach to achieve one of medicine’s most elusive goals: to precisely “find & replace” any gene in the genome. The Company’s next-generation gene editing platform was designed to allow the Company to precisely correct mutations, replace entire disease-causing genes with normal genes, or insert new genes into predetermined, safe locations. In January 2023, the Company announced a voluntary pause of our Phase 1/2 CEDAR study of nulabeglogene autogedtemcel (nula-cel, formerly GPH101), its lead product candidate for sickle cell disease (SCD), due to a serious adverse event in the first patient dosed, which the Company concluded is likely related to study treatment. Nula-cel is a highly differentiated approach with the potential to directly correct the mutation that causes SCD and restore normal adult hemoglobin (HgbA) expression. In February 2023, the Company announced its decision to discontinue the development of nula-cel and initiate a process to explore strategic alternatives. From its inception in 2017, the Company’s primary activities have been to perform research and development, undertake preclinical studies and enable manufacturing activities in support of its product development efforts, organize and staff the Company, establish its intellectual property portfolio, and raise capital to support and expand such activities.

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

Liquidity Matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operations have historically been financed through the issuance of common and redeemable convertible preferred stock. The Company has incurred significant operating losses and negative net cash flows from operations since inception. During the year ended December 31, 2022, the Company incurred a net loss of $101.1 million and had negative net cash flows from operating activities of $88 million. The Company had an accumulated deficit of $242.4 million as of December 31, 2022 and will continue to require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its drug candidates currently in development. As of December 31, 2022, the Company had cash and cash equivalents and investments in marketable securities of $283.6 million.

On July 21, 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Shelf”) with the SEC in relation to the registration of up to an aggregate offering price of $300.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into a Controlled Equity OfferingSM Sales Agreement with

Cantor Fitzgerald & Co. (the “Sales Agent”), to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of its common stock from time to time in “at-the-market” offerings under the 2022 Shelf and subject to the limitations thereof (the “Sales Agreement”). The Company will pay to the Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. The Company has not issued any shares or received any proceeds from any offerings under the 2022 Shelf through March 15, 2023.

Management believes that its existing cash, cash equivalents and investments in marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2022 and 2021, cash and cash equivalents consisted of cash, money market funds, and commercial paper.

Restricted Cash

Restricted cash of $1.7 million as of December 31, 2022 and 2021 represented security deposits in the form of letters of credit issued in connection with the leases of the Company’s headquarters (Notes 6 and 8).

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

On November 10, 2021, the Company entered into a sublease agreement for office space in Brisbane, CA. The lease terms for the sublease commenced in December 2021. Upon commencement of the lease, the Company recognized operating lease right-of-use assets of $3.2 million and operating lease liabilities of $3.2 million (see Note 8).

On November 17, 2021, the Company entered into a service agreement with Explora BioLabs, Inc (“Explora”) that included an embedded operating lease as the vivarium space is designated for the Company’s exclusive use through November 2023. Upon commencement of the lease, the Company recognized operating lease right-of-use assets of $0.6 million and operating lease liabilities of $0.6 million (see Note 8).

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows generated by the assets. There have been no such impairments of long-lived assets in the years ended December 31, 2022 and 2021.

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

Tax Credit Receivable

The Company is eligible for federal and California research and development credits for its research and development activities performed within the United States and California, respectively. The credits are, generally, available to offset federal and California income tax liabilities as applicable. The Company has applied $0.1 million of federal research and development credits to offset its federal payroll tax expenses as of the year ended December 31, 2022 due to its small business status. The Company is electing to utilize $0.3 million of current year R&D credit generated against the employer portion of the payroll tax.

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

Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2022 and 2021, the Company has recorded a full valuation allowance on deferred tax assets.

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

Employee Stock Purchase Plan

The Company recognizes stock-based expense related to shares issued pursuant to its Employee Stock Purchase Plan on a straight-line basis over the offering period, which is typically 6 months. The first offering period commenced on June 25, 2021 and ended on November 30, 2021. The second, third, and fourth offering periods commenced on December 1, 2021, June 1, 2022, and December 1, 2022, respectively. The ESPP allows eligible employees to purchase shares of the Company's common stock at a 15 percent discount on the lower price of either (i) the offering period begin date or (ii) the purchase date. The Company estimates the fair value of shares to be issued under the ESPP using the Black-Scholes option-pricing model.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss as well as other changes in stockholders’ deficit which includes certain changes in equity that are excluded from net loss. The Company’s only element of other comprehensive loss is unrealized gains and losses on marketable securities.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Credit Losses. The FASB also issued amendments and the initial ASU, and all updates are included herein as the Credit Losses standard or Topic 326. The new standard updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. As a result of adoption, the Company would present these financial assets, which includes available-for-sale debt securities, at the net amount it expects to collect. The amendment also requires that the Company records credit losses related to its available-for-sale debt securities as an allowance through net income rather than reducing the carrying amount under the historical, other-than-temporary-impairment model. With certain exceptions, the guidance is applied using a modified retrospective approach by reflecting adjustments through a cumulative-effect impact to retained earnings as of the beginning of the fiscal year of adoption. The Company early adopted the new standard under the modified retrospective approach as of January 1, 2022 with no material impact on its financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The Company adopted this standard as of January 1, 2022 utilizing the modified retrospective method, with no material impact on its financial statements. The Company does not have any convertible instruments as of December 31, 2022.

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

As of December 31, 2022 and 2021, Level 1 securities consist of U.S. Treasury and money market funds, for which the carrying amounts are based on the quoted market prices in active markets

As of December 31, 2022, Level 2 securities consist of highly rated commercial paper, U.S. agency securities, and asset-backed securities, for which fair value is determined through the use of models or other valuation methodologies. As of December 31, 2022, the Company had an immaterial amount of unrealized gains on its Level 2 securities.

During the periods presented, the Company did not have any Level 3 securities.

The following tables set forth the financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds (1)	$45,739	$45,739	$—	$—
Commercial paper (1)	1,991	—	1,991	—
Total cash equivalents	47,730	45,739	1,991	—
Marketable securities:
U.S. treasuries	65,391	65,391	—	—
Commercial paper	115,061	—	115,061	—
U.S. agency securities(2)	53,455	—	53,455	—
Asset-backed securities(2)	1,914	—	1,914	—
Total marketable securities	235,821	65,391	170,430	—
Total cash equivalents and marketable securities	$283,551	$111,130	$172,421	$—

	December 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Money market funds (1)	$376,976	$376,976	$—	$—
(1)
Included within cash and cash equivalents on the balance sheet.
(2)
Included within investments in marketable securities, current and investments in marketable securities, non-current on the balance sheet.

4. Marketable Securities

All marketable securities were considered available-for-sale as of December 31, 2022. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type are summarized in the table below (in thousands):

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries	$65,807	$—	$(416)	$65,391
Commercial paper	115,381	13	(333)	115,061
U.S. agency securities	53,767	15	(327)	53,455
Asset-backed securities	1,914	—	—	1,914
Total available-for-sale securities	$236,869	$28	$(1,076)	$235,821

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of December 31, 2022, the aggregate fair value of securities with remaining maturities of less than one year held by the Company in an unrealized loss position was $220.5 million. The aggregate fair value of securities with remaining maturities of more than one year held by the Company in an unrealized loss position was $15.3 million. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to its credit risk. As a result, the Company determined it did not hold any investments with a credit loss at December 31, 2022.

There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during year ended December 31, 2021, and as a result, there were no reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

The Company did not hold any marketable securities as of December 31, 2021.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Advances to suppliers	$2,486	$1,834
Prepaid insurance	1,343	1,543
Other prepaid expenses	3,307	1,383
Total prepaid expenses and other current assets	$7,136	$4,760

Property and Equipment, Net

Property and equipment, net as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Furniture and fixtures	$321	$3
Computers and network equipment	251	108
Lab equipment	12,521	6,680
Leasehold improvements	304	94
Construction-in-progress	12,440	477
Total property and equipment	25,837	7,362
Less: accumulated depreciation	(3,207)	(855)
Total property and equipment, net	$22,630	$6,507

Depreciation expense for the years ended December 31, 2022 and 2021 was $2.4 and $0.7 million, respectively.

Accrued Expenses

Accrued expenses as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Professional fees	$367	$186
Early exercise liability	150	337
Other accrued expenses	1,354	363
Total accrued expenses and other current liabilities	$1,871	$886

6. Significant Agreements

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

The Company is also obligated to make future development and regulatory milestone payments in total of up to $5.3 million, sales-based milestone payments of up to $7.5 million and royalties on future sales at percentage rates ranging in the low single digits. In addition, if the Company receives any sublicense income, it is required to share it with Stanford as a certain percentage defined for each milestone in the License Agreement. The Company will record the maintenance fees, when payable, and will record milestones when contingencies are resolved, and milestones are due. No milestones were achieved and recorded as of December 31, 2022 and 2021.

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

The term of the First Option Agreement expires 18 months after its effective date, subject to the Company’s right to extend such expiration date by up to an additional one year upon notice to Stanford and by another additional one year upon the reasonable agreement of Stanford. The First Option Agreement will terminate if the License Agreement terminates. On June 23, 2022, the Company exercised its right to extend the term of the First Option Agreement for an additional year. As of December 31, 2022, the Company had not exercised the option under the First Option Agreement and no fees have been paid for the First Option Agreement.

In April 2021, the Company entered into an option agreement (the “Second Option Agreement”) with Stanford to negotiate the license for additional technologies from Stanford. Pursuant to the Second Option Agreement, the Company agreed to pay Stanford option fees in an aggregate amount of $30.0 thousand over the term of the option. On April 13, 2022, the Company entered into an amendment to the Second Option Agreement which extended the term for an additional year and the maintenance fee of $10.0 thousand for the extension was paid in the year ended December 31, 2022. As of December 31, 2022, the Company had not exercised the option under the Second Option Agreement.

LCGM Service Agreement

On August 30, 2021, the Company entered into a Master Manufacturing and Service Agreement with the Laboratory for Cell & Gene Medicine at Stanford (“LCGM MSA”). Pursuant to the LCGM MSA, LCGM will conduct clinical manufacturing, release testing, and product release for nula-cel in the Company’s Phase 1/2 CEDAR clinical trial to treat SCD. During 2021, the Company entered into various SOWs under the LCGM MSA under which it received technology transfer and related services for HBB Beta-Globin Gene Variant for SCD, manufacturing engineer test runs, the exclusive use of a manufacturing suite at the LCGM facility, and Phase 1/2 CEDAR clinical development and manufacturing of the HBB Variant for SCD. During the years ended December 31, 2022 and 2021, the Company has recognized $6.1 and $2.7 million in research and development expense in connection with the LCGM MSA.

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

During the years ended December 31, 2022 and 2021, the Company has recognized $0.0 and $3.0 million, respectively, in research and development expense in connection with the IDT License Agreement. There are no milestones probable as of December 31, 2022 and 2021; therefore, no milestone payments have been recognized in the years ended December 31, 2022 and 2021.

Master Development and Manufacturing Services Agreement (for cell therapy services)

In November 2022, we entered into a master development and manufacturing services agreement, with the WuXi Agreement, pursuant to which we may engage WuXi, at our discretion, to provide services under separate work orders for cell therapy services. To date, pursuant to the WuXi Agreement, we have entered into three work orders for cell therapy services. Following our decision to discontinue the development of nula-cel, we do not intend to enter into new work orders under the WuXi Agreement.

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

As of December 31, 2022 and 2021, the Company posted a security deposit in the amount of $1.6 million in the form of a letter of credit in connection with the Bayside Lease Agreement, which is classified as restricted cash, non-current on the balance sheet. In addition, the lessor provided for a tenant improvement allowance of up to $14.9 million, which is expected to be fully utilized. As of December 31, 2022, the Company had recognized $12.2 million of tenant improvements, which was recorded as construction-in-progress and included within property and equipment, net on the Company’s balance sheets.

As of December 31, 2022 and 2021, there was no right-of-use asset or lease liability recorded on the balance sheet for the Bayside Lease Agreement as the Company has not yet obtained possession of the space and the lease has not yet commenced.

7. Commitments and Contingencies

Research and Development Agreements

The Company enters into contracts in the normal course of business with CROs for clinical trials, with CMOS or other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time. As of December 31, 2022 and 2021, there were no amounts accrued related to termination and cancellation charges as the Company has not determined cancellation to be probable.

License Agreements

The Company entered into the license agreements (Note 6), pursuant to which the Company is required to pay certain cash milestones contingent upon the achievement of specific events. No such milestones were achieved or probable as of December 31, 2022 and 2021. The Company is required to pay royalties on sales of products developed under this agreement. All products are in development as of December 31, 2022 and 2021 and no such royalties were due.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2022 and 2021, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

8. Operating Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (“ASC 842”). Under ASC 842, the Company determines if an arrangement is a lease at inception. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record right-of-use assets and lease liabilities for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today and are not recorded on the Company’s balance sheet. The Company early adopted the new standard as of January 1, 2021 on a modified retrospective basis with no cumulative adjustment to accumulated deficit. The Company elected to take the practical expedient to not separate lease and non-lease components as part of the adoption. Lease agreements entered into after the adoption of Topic 842 that include lease and non-lease components are accounted for as a single lease component. Beginning on January 1, 2021, any of the Company’s new operating leases, excluding those with terms less than 12 months, will be discounted and recorded as assets and liabilities on the Company’s balance sheet.

As of December 31, 2022, the current and non-current portions of the total liability for operating leases was $4.0 million $1.7 million, respectively. As of December 31, 2022, the weighted average remaining lease term on the operating lease is 19 months. The weighted average incremental borrowing rate used to determine the operating lease liabilities included on the balance sheet was 8.5%.

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

As of December 31, 2022, the Company had operating lease right-of-use assets of $4.2 million and operating lease liabilities of $4.5 million related to the office suite leases recorded on its balance sheet.

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

As of December 31, 2022, the Company had operating lease right-of-use assets of $1.4 million and operating lease liabilities of $1.2 million related to the embedded leases recorded on its balance sheet related to the embedded leases.

Operating Lease Obligations

As of December 31, 2022, the future minimum lease payments for the Company’s operating leases for each of the years ending December 31 were as follows (in thousands):

Amount
2023	$4,331
2024	1,468
2025	375
Thereafter	—
Total undiscounted lease payments	6,174
Present value adjustment	(380)
Total net lease liabilities	$5,794

Lease expense was $6.7 and $1.9 million for the years ended December 31, 2022 and 2021, respectively.

Under the terms of the remaining lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $1.3 and $0.2 million for the years ended December 31, 2022 and 2021, respectively, including non-lease components such as common area maintenance fees, taxes, and insurance.

The following information represents supplemental disclosure for the statement of cash flows related to the operating leases (in thousands):

December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$6,172

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

Prior to the closing of the third tranche of the Series A preferred stock financing in February 2021, the remaining tranche liability was remeasured at a fair value of $39.4 million. The Company recognized a loss of $10.3 million in the statements of operations and comprehensive loss related to the change in the fair value of the redeemable convertible preferred stock tranche liability during the year ended December 31, 2021.

In connection with the closing of the third tranche of Series A redeemable convertible preferred stock, the Company incurred issuance costs of $4.0 thousand during the year ended December 31, 2021.

Series B Redeemable Convertible Preferred Stock

In March 2021, the Company issued 29,792,487 shares of the Series B redeemable convertible preferred stock at $5.06 per share for gross cash proceeds of $150.7 million. The Company incurred issuance costs of $0.2 million.

10. Common Stock

As of December 31, 2022 and 2021, the Company was authorized to issue 300,000,000 shares of its common stock with $0.00001 par value per share. Each share of the Company’s common stock is entitled to one vote. In connection with the IPO in June 2021, all outstanding shares of redeemable convertible preferred stock were converted into 30,761,676 shares of common stock. The IPO closed on June 29, 2021, pursuant to which the Company issued and sold 14,000,000 shares of its common stock at a public offering price of $17.00 per share.

On June 29, 2021, the underwriters also exercised their option to purchase an additional 2,100,000 shares of common stock at the IPO price, less the underwriting discounts and commissions. The closing of the offering of the additional shares occurred on July 2, 2021. The Company issued and sold 2,100,000 shares of its common stock at a public offering price of $17.00 per share.

Shares Reserved for Future Issuance

As of December 31, 2022 and 2021, the Company reserved common stock for future issuances as follows:

	December 31, 2022	December 31, 2021
Outstanding stock option awards	7,755,303	5,056,743
Shares available for future stock option grants	5,382,907	4,454,004
ESPP shares available for future grants	754,951	524,106
Total shares reserved for future issuance	13,893,161	10,034,853

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

The Company accounts for shares issued to founders as equity compensation awards and the estimated fair value at the grant date was minimal. 1,938,430 and 3,230,746 shares of founders’ common stock awards were unvested and expected to vest in 1.5 years and 2.5 years as of December 31, 2022 and 2021, respectively.

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

On June 18, 2021, the Company exercised its right to repurchase an aggregate of 624,845 shares from each founder and investor under the Stanford Adjustment Repurchase Right. As of December 31, 2022, the Company has not exercised the right to purchase the remaining 16,016 shares.

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

As of December 31, 2022, there were 5,382,907 shares available for future issuance under the 2021 Plan.

Restricted Stock Awards

During the year ended December 31, 2020, the Company issued 832,983 shares as restricted stock awards under the 2020 Plan. The purchase price of the restricted common stock awards was fair value as determined by the Board at the issuance date. The shares vest monthly over four years with the one-year cliff vesting from the grant date. Upon termination of employment, the Company has the right to repurchase any unvested restricted shares. The repurchase price for unvested shares of common stock will be the lower of (i) the fair market value on the date of repurchase or (ii) their original purchase price. There were no shares issued during the years ended December 31, 2022 and 2021.

The Company accounted for restricted stock awards as early exercised options and recognized a liability in other liabilities when cash was received for the purchase of shares of restricted stock awards. As shares of restricted stock awards vest, the Company reclassified the liability to common stock and additional paid in capital. As of December 31, 2022 and 2021, the Company recorded a minimal liability for restricted stock awards included in accrued expenses and other current liabilities.

There were 5,140 shares of restricted stock award shares canceled and repurchased as of December 31, 2022. No restricted stock award shares were cancelled or repurchased as of December 31, 2021. There were 553,443 and 345,966 shares of restricted stock vested as of December 31, 2022 and 2021, respectively.

Employee Stock Purchase Plan

In June 2021, the Company’s board of directors and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) which became effective upon the IPO. The 2021 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Company’s board of directors and the Compensation Committee of the board of directors. Under the 2021 ESPP, 564,000 shares of the Company’s common stock have been initially reserved for employee purchases of the Company’s common stock. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. The first purchase period commenced upon the completion of the Company’s IPO and ended on November 30, 2021 and the subsequent offering periods commenced on December 1, 2021, June 1, 2022, and December 1, 2022. The Company recorded $0.1 million in accrued liabilities as of December 31, 2022.

Effective January 1, 2022, the number of shares of common stock available under the 2021 ESPP increased by 564,000 shares pursuant to the evergreen provision of the 2021 ESPP.

	Year Ended December 31,
	2022	2021
Expected volatility	73.00% - 75.00%	72.00% - 74.00%
Expected dividend yield	0%	0%
Expected term (in years)	0.5	0.44 - 0.5
Risk-free interest rate	0.10% - 4.65%	0.10% - 1.00%

Incentive Stock Options and Nonqualified Stock Options

Stock options issued under the 2020 Plan and 2021 Plan, generally, vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the individual award agreements.

The Company used the Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards granted during the periods presented, with the following assumptions.

	Year Ended December 31,
	2022	2021
Expected volatility	74.00% - 75.00%	72.00% - 77.74%
Expected dividend yield	0%	0%
Expected term (in years)	5.97 - 6.01	5.48 - 6.04
Risk-free interest rate	1.91% - 4.23%	0.56% - 1.34%

A summary of option activity under the 2020 Plan and the 2021 Plan during the year ended December 31, 2022 is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	5,056,743	$8.77	9.2	$18,503
Options granted - 2021 Plan	3,292,702	$7.91
Options exercised	(67,196)	$0.30
Options cancelled	(526,946)	$8.99
Outstanding as of December 31, 2022	7,755,303	$8.47	8.7	$794
Exercisable	2,330,389	$8.74	8.3	$388
Vested and expected to vest as of December 31, 2022	7,755,303	$8.47	8.7	$794

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of December 31, 2022. The weighted-average grant date fair value of options granted during the year ended December 31, 2022 was $5.21 per share. The intrinsic value of the stock options exercised was $0.2 and $5.0 million for the years ended December 31, 2022 and 2021, respectively.

Early Exercise of Stock Options

The terms of the 2020 Plan permit the exercise of options granted prior to vesting, subject to required approvals. The unvested shares are subject to the repurchase right upon termination of employment at the original purchase price. The repurchase right lapses in 180 days after the termination of the employee’s employment. Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules. Cash received for early exercised stock options is recorded as other liabilities on the balance sheet and is reclassified to common stock and additional paid-in capital as such shares vest. During the years ended December 31, 2022 and 2021, the Company repurchased 189,414 and 138,596 shares that were previously early exercised.

At December 31, 2022 and 2021, 554,695 and 1,195,631 shares, respectively, remained subject to the right of repurchase as a result of the early exercised stock options. The remaining liability related to early exercised shares as of December 31, 2022 and 2021 was $0.1 and $0.3 million, respectively, and was recorded in accrued expenses and other current liabilities, respectively, in the balance sheets.

Stock-Based Compensation Expense

The following table presents the components of stock-based compensation expense for the Company’s stock-based awards for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Restricted stock awards and founders’ common stock awards	$11	$9
ESPP	391	215
Stock options	13,132	7,647
Total stock-based compensation expense	$13,534	$7,871

The above stock-based compensation expense also includes the expenses of $2.2 and $0.3 million related to stock options issued to non-employees during the years ended December 31, 2022 and 2021, respectively.

The following table presents the classification of stock-based compensation expense for the Company’s stock-based awards for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Research and development expenses	$5,317	$2,685
General and administrative expenses	8,217	5,186
Total stock-based compensation expense	$13,534	$7,871

As of the years ended December 31, 2022 and 2021, there was $31.0 and $30.5 million, respectively, of unrecognized stock-based compensation expense related to the employee and non-employee awards, which is expected to be recognized over a weighted-average period of 2.6 years and 3.3 years, respectively.

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(101,052)	$(70,760)
Denominator:
Weighted-average common shares outstanding	58,111,437	35,121,114
Less: weighted-average unvested restricted shares and shares subject to repurchase	(3,237,762)	(6,201,859)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders	54,873,675	28,919,255
Net loss per share attributable to common stockholders — basic and diluted:	$(1.84)	$(2.45)

Anti-dilutive Outstanding Shares or Equivalents

The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2022	2021
Options to purchase common stock	7,755,303	5,056,743
Common stock subject to vesting or repurchase	2,767,526	4,774,798
Employee Stock Purchase Plan shares	168,080	99,252
Total	10,690,909	9,930,793

13. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2022 and 2021. The Company has incurred net operating losses only in the United States since its inception. The Company has not reflected any benefit of such net operating loss carryforwards in the financial statements.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate ate	21.00%	21.00%
State taxes	1.10	1.94
Others	(0.69)	(0.26)
Research and development credits	1.11	1.01
Cancellation of debt income	—	—
Tranche liability	—	(3.06)
Interest expense	—	—
Stock-based compensation	(0.97)	(0.96)
Change in valuation allowance	(21.55)	(19.67)
Provision for taxes	0.00%	0.00%

Net deferred tax assets and liabilities consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating losses - non-current	$15,940	$12,006
Capitalized R&D	13,815	—
General business credit - non-current	5,699	2,682
Operating lease right-of-use assets	1,220	2,368
Stock based compensation	1,703	784
Accruals and reserves	735	525
Fixed assets	170	396
Other	3	2
Gross deferred tax assets	39,285	18,763
Valuation allowance	(38,110)	(16,332)
Net deferred tax assets	1,175	2,431
Fixed asset basis	—	—
Operating lease liabilities	(1,175)	(2,431)
Other	—	—
Gross deferred tax liabilities	(1,175)	(2,431)
Valuation allowance	$—	$—

Net operating losses and tax credit carryforwards were as follows as of December 31, 2022 (dollars in thousands):

	Year Ended December 31, 2022
	Amount	Expiration Years
Net operating losses, federal (starting from January 1, 2018)	$75,730	Do Not Expire
Net operating losses, state	3,195	2039 - 2042
Tax credits, federal	5,309	2041 - 2042
Tax credits, state	592	Do Not Expire

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

During the years ended December 31, 2022 and 2021, the Company recorded a full valuation allowance on federal and state deferred balances since management does not forecast the Company to be in a profitable position in the near future. Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2022 and 2021 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Valuation allowance at the beginning of the year	$16,332	$2,414
Increases recorded to income tax provision	21,778	13,918
Valuation allowance at the end of the year	$38,110	$16,332

The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years from inception through December 31, 2021. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of year	$1,407	$—
Additions based on tax positions related to current year	1,862	1,258
Increase (reduction) for prior period positions	(568)	149
Unrecognized tax benefit-December 31	$2,701	$1,407

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2022 and 2021, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.
14. Subsequent Events

In February 2023, we announced a workforce reduction plan (the “Plan”) intended to realign our investments to accelerate our growth strategy and further optimize our operations and cost structure. The Plan is expected to result in reductions to our headcount of approximately 50% during 2023. In connection with the Plan, we currently estimate that we will incur charges consisting primarily of cash termination benefits and other employee-related costs. We are continuing to evaluate the amount of these charges and expect that the majority of these charges will be recognized during the second quarter of 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 with respect to our 2023 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 with respect to our 2023 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 with respect to our 2023 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 with respect to our 2023 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Deloitte & Touche LLP, San Francisco, CA, PCAOB Auditor ID 34.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 with respect to our 2023 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

4.3	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K (File No. 001-40532) filed on March 21, 2022).

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

10.23#

Offer Letter, by and between the Registrant and Alethia Young, dated October 25, 2021 (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K (File No. 001-40532) filed on March 21, 2022).

10.24†	Master Development and Manufacturing Services Agreement (for cell therapy services), by and between WuXi Advanced Therapies Inc. and Registrant, dated November 7, 2022.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_____________

† Portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

# Indicates a management contract or any compensatory plan, contract or arrangement.

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

GRAPHITE BIO, INC.

Date: March 20, 2023	By:	/s/ Josh Lehrer
Josh Lehrer, M.D.
President, Chief Executive Officer and Director

Each person whose individual signature appears below hereby constitutes and appoints Josh Lehrer, M.D. and Alethia Young and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Josh Lehrer, M.D. Josh Lehrer, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2023

/s/ Alethia Young Alethia Young	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2023

/s/ Perry Karsen Perry Karsen	Chairman of the Board and Director	March 20, 2023

/s/ Abraham Bassan Abraham Bassan	Director	March 20, 2023

/s/ Jerel Davis, Ph.D. Jerel Davis, Ph.D.	Director	March 20, 2023

/s/ Kristen M. Hege, M.D. Kristen M. Hege, M.D.	Director	March 20, 2023

/s/ Joseph Jimenez Joseph Jimenez	Director	March 20, 2023

/s/ Matthew Porteus, M.D., Ph.D. Matthew Porteus, M.D., Ph.D.	Director	March 20, 2023

/s/ Carlo Rizzuto, Ph.D. Carlo Rizzuto, Ph.D.	Director	March 20, 2023

/s/ Smital Shah Smital Shah	Director	March 20, 2023

/s/ Jo Viney, Ph.D. Jo Viney, Ph.D.	Director	March 20, 2023

*By:	/s/ Josh Lehrer
Josh Lehrer, M.D. Attorney-in-fact