Form 10-K/A
period 2022-12-31
Graphite Bio, Inc.
filed 2023-04-27
CIK 1815776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of December 30, 2022, the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $66.1 million, based on the closing sale price of $3.32 as quoted by the Nasdaq Stock Market as of such date.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 21, 2023, the registrant had 58,220,434 shares of common stock, $0.00001 par value per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Graphite Bio, Inc. (the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2023 (the “Original Annual Report”), is being filed solely to include in the Original Annual Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. Because the Company has determined that it will not file its definitive proxy statement within 120 days following the last day of its last fiscal year, the Company is providing Items 10, 11, 12, 13, and 14 of Part III of Form 10-K in this Amendment No. 1.

This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Original Annual Report. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certificates of our Chief Executive Officer and Chief Financial Officer are being filed as exhibits to this Amendment No. 1. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1.

Except as otherwise expressly noted herein, this Amendment No. 1 does not amend any other information set forth in the Original Annual Report, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the filing of the Original Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Annual Report and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the Original Annual Report.

Forward-Looking Statements

This Form 10-K/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. Words, and variations of words, such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “may,” “will,” “could,” “should,” “predict,” “potential,” and “continue” and similar expressions are intended to identify our forward-looking statements. You should read statements that contain these words carefully because they:

•
discuss future expectations;
•
contain projections of future results of operations or financial condition; or
•
state other “forward-looking” information.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Amendment No. 1 on Form 10-K/A. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, the Company undertakes no obligations to update these forward-looking statements to reflect events or circumstances after the date of this Amendment No. 1 on Form 10-K/A or to reflect the occurrence of unanticipated events.

There may be events in the future that the Company is not able to predict accurately or over which it has no control. The cautionary language discussed in this report provides risks, uncertainties and events that may cause actual results to differ materially from the expectations described in such forward-looking statements
.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our directors are elected to serve until the next annual meeting of stockholders and until his or her successor shall have been duly elected and qualified. The following table sets forth the name and age of each director, indicating all positions and offices with us currently held by the director.

Name	Positions and Offices Held with Graphite Bio, Inc.	Director Since	Class and Year in Which Term Will Expire	Age
Perry Karsen	Director and Board Chair	2020	Class I - 2025	68
Jerel Davis, Ph.D.	Director	2019	Class I - 2025	46
Joseph Jimenez	Director	2020	Class I - 2025	63
Abraham Bassan	Director	2020	Class II - 2023	38
Matthew Porteus, M.D., Ph.D.	Director	2020	Class II - 2023	58
Jo Viney, Ph.D.	Director	2021	Class II - 2023	57
Josh Lehrer, M.D.	President, Chief Executive Officer and Director	2020	Class III - 2024	49
Kristen M. Hege, M.D.	Director	2021	Class III - 2024	59
Carlo Rizzuto, Ph.D.	Director	2020	Class III - 2024	52
Smital Shah	Director	2021	Class III - 2024	46

Perry Karsen has served as the chair of our board of directors since October 2020 and as a member of our board of directors since June 2020. From May 2013 to December 2015, Mr. Karsen was the Chief Executive Officer of Celgene Cellular Therapeutics, Inc., a division of Celgene Corporation (collectively, “Celgene”). Prior to that, Mr. Karsen served as Chief Operations Officer and Executive Vice President of Celgene from July 2010 to May 2013, and as Senior Vice President and Head of Worldwide Business Development of Celgene from 2004 to 2009. From February 2009 and July 2010, Mr. Karsen was Chief Executive Officer of Pearl Therapeutics Inc., subsequently acquired by AstraZeneca plc. (NASDAQ: AZN). Prior to that, Mr. Karsen held executive positions at Human Genome Sciences, Inc., a publicly traded biotechnology company (since acquired by GlaxoSmithKline plc (Swiss: GSK.SW)), Bristol-Myers Squibb Co., Genentech, Inc. (since acquired by Hoffmann-La Roche AG (Roche)), and Abbott Laboratories. In addition, Mr. Karsen served as a General Partner at Pequot Capital Management, Inc. He is currently a member of the boards of Jounce Therapeutics, Inc. (NASDAQ: JNCE) since January 2016 and Nitrase Therapeutics, Inc. since May 2020. Mr. Karsen formerly served on the boards of several public biotechnology companies, including Intellia Therapeutics, Inc. (NASDAQ: INTL) from April 2016 to December 2020, Oncomed Pharmaceuticals, Inc. (NASDAQ: OMED) (until it was acquired by Mereo BioPharma (NASDAQ: MREO)), from January 2016 to April 2019, Voyager Therapeutics, Inc. (NASDAQ: VYGR) from July 2015 to August 2019, Agios Pharmaceuticals, Inc. (NASDAQ: AGIO) from November 2011 to March 2016, and Alliqua Biomedical, Inc. (NASDAQ: ALQA) from December 2013 to February 2016. Mr. Karsen was also formerly a member of the boards of directors of the Biotechnology Innovation Organization (BIO) and the Alliance for Regenerative Medicine. Mr. Karsen received his B.S. in Biological Sciences from the University of Illinois, Urbana-Champaign, a Masters of Management from Northwestern University’s Kellogg Graduate School of Management and an M.A.T. in Biology from Duke University. We believe that Mr. Karsen’s executive leadership experience, including his experience as an executive at large and successful multi-national pharmaceutical companies and membership on boards of directors of various publicly traded biotechnology companies, qualifies him to serve as a member of the board of directors.

Jerel Davis, Ph.D. has served on our board of directors since the Company’s inception in October 2019. Dr. Davis is currently a Managing Director of Versant Venture Management, LLC, a healthcare investment firm which he joined in 2012 and has held his current role since 2015. Dr. Davis currently serves on the boards of public companies, Chinook Therapeutics, Inc. (NASDAQ GS: KDNY) since December 2018 and Repare Therapeutics, Inc. (NASDAQ: RPTX) since September 2016. Dr. Davis also serves on the boards of a number of private companies including Nested Therapeutics, Inc., RayzeBio, Inc., Tentarix Biotherapeutics, Inc., Ventus Therapeutics Inc., and Turnstone Biologics Corp., among others. Prior to joining Versant Venture Management, LLC, Dr. Davis worked at McKinsey & Company, Inc., where he serviced various healthcare markets including the United States, Europe and China. Dr. Davis received a B.S. in Mathematics and Biology from Pepperdine University and a Ph.D. in Population Genetics from Stanford University. We believe that Dr. Davis’ broad and extensive experience in the life sciences industry, both investing in and launching numerous life sciences companies, qualifies him to serve on our board of directors.

Joseph Jimenez has served on our board of directors since June 2020. Mr. Jimenez is currently the Co-Founder and Managing Partner of Aditum Bio Management Company LLC, a biotechnology venture fund, where he has served since August 2019. He was formerly the Chief Executive Officer of Novartis AG, a position he held from February 2010 to January 2018. Prior to that, Mr. Jimenez held several senior positions at Novartis AG from April 2007 to January 2010, including Division Head of Novartis Pharmaceuticals and leadership of the company’s Consumer Health Division. Prior to that, Mr. Jimenez was advisor to the Blackstone Group L.P. from July 2006 to March 2007. Additionally, Mr. Jimenez has held various leadership roles at H. J. Heinz Company, L.P. in Europe and North

America from 1999 to 2006 and at ConAgra Foods Inc. from 1993 to 1998. Mr. Jimenez is currently a member of the board of directors of General Motors Company (NYSE: GM) since June 2015, Procter & Gamble Co. (NYSE: PG) since March 2018 and Century Therapeutics, Inc. (NASDAQ: IPSC) since August 2019. Mr. Jimenez received a B.A. in Economics from Stanford University and an M.B.A. from University of California, Berkeley’s Haas School of Business. We believe that Mr. Jimenez is qualified to serve on our board of directors based on his extensive leadership experience and executive leadership at various technology companies.

Abraham Bassan has served on our board of directors since June 2020. Mr. Bassan is currently a Principal at Samsara BioCapital, L.P., a life science investment firm that takes a long-term view to company building in the biotech space. Since 2017, Mr. Bassan has been part of the investment team at Samsara Biocapital, L.P., where he plays a central role in sourcing new investments and overseeing operations at current portfolio companies in his capacity as a Director or Board Observer. Mr. Bassan currently serves on the boards of directors of CARGO Therapeutics, Inc. (formerly Syncopation Life Sciences, Inc.), since February, 2021, Septerna, Inc., since November, 2021, Vedere Bio II, Inc., since April, 2021, and Link Cell Therapies Inc., since May, 2022. From February 2021 to May 2022, Mr. Bassan was President of CARGO Therapeutics, Inc. (formerly Syncopation Life Sciences, Inc.). From December 2014 to July 2017, Mr. Bassan held various leadership roles at Revolution Medicines, Inc. (NASDAQ: RVMD), including Director of Program Biology and Director of Project Management, where he co-led the initial stages of RVMD’s 4EBP1/mTORC1 cancer program. From May 2010 to August 2012, Mr. Bassan was an Associate Director at bluebird bio, Inc. (NASDAQ: BLUE), where he was also the Project Manager for the company’s β-Thalassemia, Sickle Cell Anemia, and ALD gene therapy programs. Mr. Bassan received his A.B. in Molecular Biology from Princeton University and a Master of Sciences in Development Biology from Stanford University. We believe that Mr. Bassan is qualified to serve on our board of directors based on his significant knowledge of the life sciences industry and experience and expertise in evaluating and investing in life sciences companies.

Matthew Porteus, M.D., Ph.D. has served on our board of directors since March 2020. Dr. Porteus is an Associate Professor of Pediatrics of the Department of Pediatrics, Divisions of Hematology/Oncology and Human Gene Therapy, at Stanford School of Medicine, where he has served in various leadership roles since October 2010. Prior to joining Stanford, Dr. Porteus served as an Assistant Professor at the University of Texas Southwestern Medical Center from February 2003 to August 2010. His research focuses on developing homologous recombination-based therapies for genetic and other diseases. Dr. Porteus also maintains a clinical practice at the Lucille Packard Children’s Hospital, where he is an Attending Physician for the Pediatric Bone Marrow Transplant Service. Dr. Porteus completed his residency training in Pediatrics at Boston Children’s Hospital, and fellowship training in Pediatric Hematology/Oncology at Boston Children’s Hospital and the Dana Farber Cancer Institute. For his post-doctoral work, Dr. Porteus trained at the Massachusetts Institute of Technology and the California Institute of Technology. During this time, he began studying gene editing and was the first to show that engineered nucleases could be used to precisely modify human cells by homologous recombination. Dr. Porteus graduated Magna Cum Laude with an A.B. in History and Science from Harvard University and completed his M.D. and Ph.D. degrees at Stanford University. We believe that Dr. Porteus is qualified to serve on our board of directors based on his medical background and extensive knowledge surrounding genetic diseases, gene therapy and gene editing.

Jo Viney, Ph.D. has served as a member of our board of directors since March 2021. Since October 2021, Dr. Viney has been a Co-Founder, President and Chief Executive Officer of Seismic Therapeutic, Inc., a biotechnology company. From July 2019 to October 2021, Dr. Viney was the Co-Founder and President of Pandion Therapeutics Inc. (NASDAQ: PAND), subsequently acquired by Merck & Co Inc. (NYSE: MRK), after serving as its Chief Scientific Officer since April 2017. From November 2015 to November 2016, Dr. Viney served as Senior Vice President, Drug Discovery at Biogen Inc. (NASDAQ: BIIB), after serving as Vice President, Immunology Research from July 2011 to October 2015. From September 2003 to April 2011, Dr. Viney served as Executive Director of Inflammation Research at Amgen, Inc. (NASDAQ: AMGN), after serving as Director of Inflammation Research from July 2002 to August 2003. Dr. Viney currently serves on the boards of public biotechnology companies, Harpoon Therapeutics, Inc. (NASDAQ: HARP) and Finch Therapeutics Group, Inc. (NASDAQ: FNCH). Dr. Viney holds a BSc in Biophysical Science from the University of East London and a Ph.D. in Immunology from the University of London, St. Bartholomew’s Hospital Medical School. We believe that Dr. Viney’s substantial leadership experience in the biotechnology industry qualifies her to serve on our board of directors.

Josh Lehrer, M.D., M.Phil., FACC has served as our President, Chief Executive Officer and on our board of directors since April 2020. From October 2013 to April 2020, Dr. Lehrer held various leadership roles at Global Blood Therapeutics, Inc. (NASDAQ: GBT) (acquired by Pfizer, Inc. in October 2022), including Chief Medical Officer where he oversaw the development and approval of Oxbryta® (voxelotor) for the treatment of sickle cell disease. From September 2009 to October 2013, Dr. Lehrer served in leadership roles at Genentech, Inc. in clinical development and business development. Dr. Lehrer has also held attending physician roles at Stanford University Medical Center and the Palo Alto Veteran’s Affairs Health System. He holds an A.B. in Biochemical Sciences from Harvard University and a Master of Philosophy in Biological Sciences from the University of Cambridge. Dr. Lehrer earned his Doctor of Medicine at the University of California, San Francisco (UCSF), School of Medicine and completed his residency at UCSF in Internal Medicine. Dr. Lehrer served as a Clinical and Postdoctoral Fellow in cardiovascular medicine at Stanford University and attended the Institute for Entrepreneurship at the Stanford Graduate School of Business. We believe that Dr. Lehrer is qualified to serve on our board of directors based on his medical background, extensive experience in business and clinical development and knowledge of private and public development stage biotechnology companies.

Kristen M. Hege, M.D. has served as a member of our board of directors since April 2021. Dr. Hege joined Celgene Corporation in 2010 as Vice President, Translational Development and is currently Senior Vice President, Early Clinical Development, Hematology/Oncology & Cell Therapy at Bristol Myers Squibb Company (NYSE: BMY) (following its acquisition of Celgene Corporation in 2019). Prior to Celgene Corporation, she served as Chief Medical Officer at Cellerant Therapeutics, Inc. and Acting Chief Medical Officer at Aragon Pharmaceuticals, Inc. and Theraclone Sciences, Inc.. Dr. Hege was also Vice President, Clinical Research and Development at Cell Genesys. She currently serves as a member of the board of directors at Mersana Therapeutics, Inc. (NASDAQ: MRSN) since 2016 and has previously served as a member of the board of directors at Arcus Biosciences, Inc. (NYSE: RCUS) from 2018 to 2019 and as a Board Observer for Flexus Biosciences from 2014 to 2015. She also previously served as a Volunteer-at-Large Director for the Society for Immunotherapy of Cancer from 2016 to 2019 and the BayBio/California Life Sciences Association from 2014 to 2016. Dr. Hege is currently a volunteer Clinical Professor of Medicine, Hematology/Oncology at the University of California, San Francisco Medical Center, where she was previously an active faculty member since 1996. Dr. Hege received a B.A. in Biochemistry from Dartmouth College summa cum laude, an M.D. from University of California, San Francisco, Internal Medicine training at Harvard’s Brigham & Women’s Hospital, and Board certification in Hematology and Medical Oncology from the University of California, San Francisco. We believe that Dr. Hege’s medical background and experience in the biotechnology industry qualify her to serve as a director.

Carlo Rizzuto, Ph.D. has served as a member of our board of directors since March 2020. Dr. Rizzuto is currently a Managing Director at Versant Venture Management, LLC, a healthcare investment firm. He has been with the firm since November 2012 where he has served in a variety of roles including operating principal, venture partner and partner. Prior to that, Dr. Rizzuto worked at Novartis AG, where he was a Global Program Team Director from 2010 to 2012. Dr. Rizzuto currently serves on the board of directors of Century Therapeutics, Inc. (NASDAQ: IPSC) since March 2018 and previously served on the board of directors of Pandion Therapeutics, Inc., from January 2018 until its acquisition by Merck (NYSE: MRK) in March 2021. Dr. Rizzuto received a B.A. in Biology from the University of Virginia and a Ph.D. in Virology from Harvard University. We believe that Dr. Rizzuto’s experience as an investor in the life sciences industry qualifies him to serve on our board of directors.

Smital Shah has served as a member of our board of directors since April 2021. Ms. Shah currently serves on the board of directors of Pliant Therapeutics, Inc. (NASDAQ: PLRX) since March 2019. From December 2018 to December 2022, Ms. Shah was the Chief Business and Financial Officer at ProQR Therapeutics NV (NASDAQ: PRQR) and prior to that, she was the company’s Chief Financial Officer from October 2014 to December 2018. From August 2012 to September 2014, Ms. Shah was in Corporate Treasury at Gilead Sciences, Inc. (NASDAQ: GILD). Prior to Gilead Sciences, Inc., she was an investment banker at Leerink Partners LLC and JP Morgan Chase and Co., where she focused on capital raising and strategic transactions in the biotechnology space. Ms. Shah also held various research and development roles at Johnson & Johnson Company. Ms. Shah holds a B.S. in Chemical Engineering from the University of Mumbai, a M.S. in Chemical Engineering from Virginia Tech and an M.B.A. from the University of California, Berkeley Haas School of Business. We believe that Ms. Shah is qualified to serve on our board of directors due to her extensive experience in the life sciences industry and her leadership experience as a senior financial executive.

Board Diversity

Our Corporate Governance Guidelines provide that diversity of background and experience should be considered in determining director candidates as well as other factors such as a candidate’s character, judgment, skills, education, expertise and absence of conflicts of interest. However, we do not have a formal policy concerning the diversity of the board of directors. Our priority in selection of board members is identification of members who will further the interests of our stockholders through their established records of professional accomplishment, their ability to contribute positively to the collaborative culture among board members, and their knowledge of our business and understanding of the competitive landscape in which we operate and adherence to high ethical standards. Although the nominating and corporate governance committee does not have a formal diversity policy and does not follow any ratio or formula with respect to diversity in order to determine the appropriate composition of the board of directors, the nominating and corporate governance committee and the full board of directors are committed to creating a board of directors that promotes our strategic objectives and fulfills its responsibilities to our stockholders, and considers diversity of gender, race, national origin, education, professional experience, and differences in viewpoints and skills when evaluating proposed director candidates.

We comply with Nasdaq Rule 5605 by having four diverse directors (40%), including two from underrepresented minorities. As required by Nasdaq Rule 5606 as approved by the SEC in August 2021, we are providing additional information about the gender and demographic diversity of our directors in the format required by such rule. The information in the matrix below is based solely on information provided by our directors about their gender and demographic self-identification.

Board Diversity Matrix (As of April 21, 2023)
Total Number of Directors	10
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	3	7
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian	1
Hispanic or Latinx		1
Native Hawaiian or Pacific Islander
White	2	5
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background	1

Executive Officers

The following table identifies our executive officers, and sets forth their current positions at Graphite Bio and their ages as of April 21, 2023.

Name	Position Held with Graphite Bio, Inc.	Since	Age
Executive Officers
Josh Lehrer, M.D.	President, Chief Executive Officer and Director	2020	49
Alethia Young	Chief Financial Officer	2022	44

You should refer to “Directors” above for information about our Chief Executive Officer and President, Josh Lehrer, M.D. Biographical information for our other executive officer as of April 21, 2023, is set forth below.

Alethia Young has served as our Chief Financial Officer since April 2022. Prior to joining the Company, Ms. Young served as Senior Biotech Analyst and Head of Research at Cantor Fitzgerald, L.P., managing the Equity Research Department covering large capital and small-mid-capital biotechnology companies. Prior to joining Cantor Fitzgerald, L.P. in 2018, Ms. Young held Senior Biotech Analyst positions at Credit Suisse and Deutsche Bank AG. Earlier in her career, she was a Research Policy Analyst and President at Marwood Group, providing healthcare-focused advisory services to institutional investors. She began her career at J.P. Morgan Chase and Co. in the investment banking and asset management divisions. She currently serves on the board of directors of PTC Therapeutics, Inc. (NASDAQ: PTCT) since June 2022 and BUILD NYC, a non-profit organization. Ms. Young earned a B.A. in Economics and Spanish from Duke University.

Board Committees

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which operate pursuant to a charter adopted by our board of directors. We believe that the composition and functioning of all of our committees comply with the applicable requirements of Nasdaq, the Sarbanes-Oxley Act of 2002 and SEC rules and regulations that are applicable to us. We intend to comply with future requirements to the extent they become applicable to us.

The full text of our audit committee charter, compensation committee charter and nominating and corporate governance charter is posted on the investor relations portion of our website at https://ir.graphitebio.com/corporate-governance.

The Board of Directors also has a standing science and technology committee, which is an advisory committee. Matthew Porteus, M.D., Ph.D., and Carlo Rizzuto, Ph.D., serve on the science and technology committee, which is chaired by both Kristen Hege, M.D., and Jo Viney, Ph.D.

Audit Committee

Smital Shah, Perry Karsen and Joseph Jimenez serve on the audit committee, which is chaired by Ms. Shah. Mr. Karsen was appointed to the audit committee on April 13, 2022 in the place of Dr. Davis. Our board of directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and that each member of the audit committee has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Ms. Shah as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee’s responsibilities include:

•
appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
•
pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•
reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;
•
reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
•
coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
•
establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
•
recommending based upon the audit committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our Annual Report on Form 10-K;
•
monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
•
preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
•
reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and
•
reviewing quarterly earnings releases.

Compensation Committee

Abraham Bassan, Perry Karsen and Carlo Rizzuto, Ph.D. serve on the compensation committee, which is chaired by Mr. Bassan. Our board of directors has determined that each member of the compensation committee is “independent” as defined in the applicable Nasdaq rules. The compensation committee’s responsibilities include:

•
annually reviewing and recommending to the board of directors the corporate goals and objectives relevant to the compensation of our principal executive officer;
•
evaluating the performance of our principal executive officer in light of such corporate goals and objectives and based on such evaluation: (i) determining, or recommending to the board of directors, cash compensation of our principal executive officer; and (ii) reviewing and approving, or recommending to the board of directors, grants and awards to our principal executive officer under equity-based plans;
•
reviewing and approving the cash compensation (including severance), incentive compensation plans, equity-based plans, perquisites and other benefits of our other executive officers;
•
reviewing management’s aggregate decision regarding the compensation of all employees of the Company;
•
reviewing and establishing our overall management compensation philosophy and policy;
•
overseeing and administering our compensation and similar plans;
•
evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable Nasdaq rules;
•
reviewing and approving, or, at the request of the board of directors, recommending to the board of directors, our policies and procedures for the grant of equity-based awards;
•
evaluating and determining, or recommending for determination by the board of directors, the achievement of milestones under any inventive or equity-based awards to officers, consultants and other employees;
•
reviewing and recommending to the board of directors the compensation of our directors;
•
preparing the compensation committee report required by SEC rules, if and when required, to be included in our annual proxy statement; and
•
reviewing and approving the retention, termination or compensation of any consulting firm or outside advisor to assist in the evaluation of compensation matters.

Nominating and Corporate Governance Committee

Perry Karsen, Jerel Davis, Ph.D., and Joseph Jimenez serve on the nominating and corporate governance committee, which is chaired by Mr. Karsen. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in the applicable Nasdaq rules. The nominating and corporate governance committee’s responsibilities include:

•
developing and recommending to the board of directors criteria for board and committee membership;
•
establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;
•
reviewing the composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;
•
identifying individuals qualified to become members of the board of directors;
•
recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;
•
developing and recommending to the board of directors a code of business conduct and ethics and a set of corporate governance guidelines; and
•
overseeing the evaluation of our board of directors and management.

The nominating and corporate governance committee considers candidates for board of directors membership suggested by its members and the Chief Executive Officer. Additionally, in selecting nominees for directors, the nominating and corporate governance committee will review candidates recommended by stockholders in the same manner and using the same general criteria as candidates recruited by the committee and/or recommended by our board of directors.

Identifying and Evaluating Director Nominees. Our board of directors is responsible for filling vacancies on our board of directors and for nominating candidates for election by our stockholders each year in the class of directors whose term expires at the relevant annual meeting. The board of directors delegates the selection and nomination process to the nominating and corporate governance committee, with the expectation that other members of the board of directors, and of management, will be requested to take part in the process as appropriate.

In identifying and recommending nominees for directors, the nominating and corporate governance committee may consider, among other factors that it considers appropriate, character, integrity, judgment, diversity, independence, skills, education, expertise, business acumen, business experience, length of service, understanding of the Company’s business and industry, conflicts of interest, and other commitments.

Board and Committee Meetings

During 2022, the full board of directors met eight times, the audit committee met five times, the compensation committee met eight times, and the nominating and corporate governance committee met two times. During 2022, each member of the board of directors attended in person or participated in 75% or more of the aggregate of (i) the total number of meetings of the board of directors (held during the period for which such person has been a director) and (ii) the total number of meetings held by all committees of the board of directors on which such person served (during the periods that such person served).

Code of Business Conduct and Ethics

Our board of directors adopted a Code of Business Conduct and Ethics in connection with our initial public offering in June 2021. The Code of Business Conduct and Ethics applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including directors and consultants. The full text of our Code of Business Conduct and Ethics is posted on our website at https://ir.graphitebio.com/corporate-governance/documents-charters. If we make any substantive amendments to, or grant any waivers from, the Code of Business Conduct and Ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Policy on Trading, Pledging and Hedging of Company Stock

Our Insider Trading Policy prohibits our executive officers, the non-employee members of our board of directors and certain other employees from engaging in the following transactions:

•
selling any of our securities that they do not own at the time of the sale (referred to as a “short sale”);
•
buying or selling puts, calls, other derivative securities of the Company or any derivative securities that provide the economic equivalent of ownership of any of our securities or an opportunity, direct or indirect, to profit from any change in the value of our securities or engaging in any other hedging transaction with respect to our securities;

•
using our securities as collateral in a margin account; and
•
pledging our securities as collateral for a loan (or modifying an existing pledge).

As of the date of this Form 10-K/A, none of our executive officers or non-employee directors have previously engaged in any hedging or pledging transaction involving our securities.

Board Leadership Structure and Board’s Role in Risk Oversight

Perry Karsen is our current chair of the board and Josh Lehrer, M.D. is our current President and Chief Executive Officer, hence the roles of chair and the President and Chief Executive Officer are separated. We believe that separating these positions allows our President and Chief Executive Officer to focus on setting the overall strategic direction of the company, expanding the organization to deliver on our strategy and overseeing our day-to-day business, while allowing the chair of the board to lead the board of directors in its fundamental role of providing strategic advice to and independent oversight of management.

Our board of directors recognizes the time, effort and energy that the President and Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our chair of the board, particularly as the board of directors’ oversight responsibilities continue to grow. While our amended and restated bylaws and corporate governance guidelines do not require that our chair of the board and president positions be separate, our board of directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including risks relating to our financial condition, development and commercialization activities, operations, strategic direction and intellectual property. Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The role of the board of directors in overseeing the management of our risks is conducted primarily through committees of the board of directors, as disclosed in the descriptions of each of the committees above and in the charters of each of the committees. The full board of directors (or the appropriate board committee in the case of risks that are under the purview of a particular committee) discusses with management our major risk exposures, their potential impact on us, and the steps we take to manage them. When a board committee is responsible for evaluating and overseeing the management of a particular risk or risks, the chairperson of the relevant committee reports on the discussion to the full board of directors during the committee reports portion of the next board meeting. This enables the board of directors and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Compensation Risk Assessment

We believe that although a portion of the compensation provided to our executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking. This is primarily due to the fact that our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals, in particular in connection with our pay-for-performance compensation philosophy. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Item 11. Executive Compensation.

Non-Employee Director Compensation

Non-Employee Director Advisor Agreement

We have entered into an advisor agreement with Dr. Porteus as one of our founders. The material terms of his advisor agreement are summarized below.

Matthew Porteus, M.D., Ph.D.

On March 24, 2020, we entered into an advisory agreement with Dr. Porteus (the “Porteus Agreement”), pursuant to which he serves on our Scientific & Clinical Advisory Board and among other things, provides consulting services to us involving the development of techniques and improvements in the field of clustered regularly interspaced short palindromic repeats or CRISPR, cell and gene therapy and derivatives technologies for the prevention and treatment of human disease, assists us in reviewing goals and developing strategies for achieving such goals, advises on scientific research and supports the recruitment of personnel in our research and product development activities. As consideration for such services, Dr. Porteus is entitled to receive an annual retainer of $70,000, subject to his performance of services for nine (9) days per quarter. Furthermore, Dr. Porteus received a restricted stock grant of up to 3,819,901 shares, subject to reduction based on our issuance of common stock to Stanford University, as set forth in the applicable restricted stock purchase agreement. The shares of restricted stock are subject to a four (4) year vesting schedule (up to 25% of the total amount of shares granted (to the extent not previously vested) will vest on June 24, 2021, the first anniversary of the date on which we sold preferred stock with aggregate proceeds of at least $10 million, and the remaining 75% vests in equal monthly installments thereafter, subject to continued service through each such date); provided, that 364,884 shares vested on June 10, 2020 upon our execution of a term sheet for a license with Stanford and 100% of the then-unvested shares will vest upon a “change in control” (as defined in the Porteus Agreement) subject to Dr. Porteus remaining in continued service through such date. The Porteus Agreement also provides for reimbursement of travel and out-of-pocket expenses incurred by Dr. Porteus in providing serves at our request, with any expense in excess of $500 per month requiring pre-approval by us. Pursuant to the Porteus Agreement, Dr. Porteus is subject to certain standard assignment of intellectual property and confidentiality covenants, as well as twenty-four (24) month post-termination non-solicitation of employees, consultants and customers restrictive covenants.

Non-Employee Director Compensation Policy

We have adopted a non-employee director compensation policy to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy, our non-employee directors are eligible to receive cash retainers (which are payable quarterly in arrears and prorated for partial years of service) and equity awards as set forth below:

Annual Retainer for Board Membership
$35,000 for general availability and participation in meetings and conference calls of our board of directors
Additional Annual Retainer for Committee Membership
Audit Committee Chairperson:	$15,000
Audit Committee member (other than Chairperson):	$7,500
Compensation Committee Chairperson:	$10,000
Compensation Committee member (other than Chairperson):	$5,000
Nominating and Corporate Governance Committee Chairperson:	$8,000
Nominating and Corporate Governance Committee member (other than Chairperson):	$4,000
Science & Technology Committee Chairperson:	$10,000
Science & Technology Committee member (other than Chairperson):	$5,000
Additional Retainer for Non-Executive Chairperson of the Board:	$30,000

In addition, our policy provides that, upon initial election or appointment to our board of directors, each new non-employee director will be granted a one-time grant of a non-statutory stock option to purchase 40,000 shares of our common stock on the date of such director’s election or appointment to the board of directors, or the Director Initial Grant. The Director Initial Grant will vest in substantially equal monthly installments over three years, subject to the non-employee director’s continued services to us. On the date of each annual meeting of stockholders of our company, each non-employee director who will continue as a non-employee director following such meeting will be granted an annual award of a non-statutory stock option to purchase 20,000 shares of common stock, or the Director Annual Grant. The Director Annual Grant will vest in full on the earlier of the one-year anniversary of the grant date or on the date of our next annual meeting of stockholders, subject to the non-employee director’s continued services to us. If a new non-employee director joins our Board on a date other than the date of the Company’s annual meeting of stockholders, then in lieu of the Director Annual Grant above, such non-employee director will be granted a pro-rata portion of the Director Annual Grant at the next annual meeting of stockholders based on the time between such non-employee director’s appointment and such next annual meeting of stockholders. The Director Initial Grant and Director Annual Grant are subject to full acceleration vesting upon the sale of our company.

The aggregate amount of compensation, including both equity compensation and cash compensation, paid to any non-employee director for service as a non-employee director in a calendar year period will not exceed $1,000,000 in the first calendar year such individual becomes a non-employee director and $750,000 in any other calendar year.

We will reimburse all reasonable out-of-pocket expenses incurred by directors for their attendance at meetings of our board of directors or any committee thereof.

Employee directors will receive no additional compensation for their service as a director.

Director Compensation Table

The following table presents the total compensation for each of our non-employee directors who served as a member of our board of directors during the fiscal year ended December 31, 2022. Dr. Lehrer, who is our President and Chief Executive Officer, did not receive any additional compensation for his service as a director. The compensation received by Dr. Lehrer, as a named executive officer of the Company, is presented in the “2022 Summary Compensation Table” in the “Executive Compensation” section below. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity or awards to or reimburse any expenses of, any of our non-employee directors in 2022.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Abraham Bassan(2)	$45,000	$34,020	$—		$79,020
Jerel Davis, Ph.D.(3)	$46,500	$34,020	$—		$80,520
Kristen M. Hege, M.D.(4)	$45,000	$34,020	$—		$79,020
Joseph Jimenez(5)	$46,500	$34,020	$—		$80,520
Perry Karsen(6)	$78,000	$34,020	$—		$112,020
Matthew Porteus, M.D., Ph.D.(7)	$40,000	$34,020	$70,000	(8)	$144,020
Carlo Rizzuto, Ph.D.(9)	$45,000	$34,020	$—		$79,020
Smital Shah(10)	$50,000	$34,020	$—		$84,020
Jo Viney, Ph. D.(11)	$45,000	$34,020	$—		$79,020

_______________

(1)

The amounts reported represent the aggregate grant date fair value of the stock options granted to our directors during the 2022 fiscal year, calculated in accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC), Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in notes 2 and 11 to our financial statements included in our Annual Report on Form 10-K filed with the SEC on March 20, 2023. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by our directors upon the exercise of the stock options or any sale of the underlying shares of common stock.

(2)	As of December 31, 2022, Mr. Bassan held options to purchase an aggregate of 60,000 shares of common stock.
(3)	As of December 31, 2022, Dr. Davis held options to purchase an aggregate of 60,000 shares of common stock.
(4)	As of December 31, 2022, Dr. Hege held options to purchase an aggregate of 113,585 shares of common stock.
(5)	As of December 31, 2022, Mr. Jimenez held (i) 153,815 shares of restricted stock from the early exercise of his options and (ii) options to purchase an aggregate of 32,469 shares of common stock.
(6)	As of December 31, 2022, Mr. Karsen held (i) 155,908 shares of restricted stock from the early exercise of his options and (ii) options to purchase an aggregate of 113,492 shares of common stock
(7)	As of December 31, 2022, Dr. Porteus held (i) 3,528,529 shares of founder restricted stock and (ii) options to purchase an aggregate of 20,000 shares of common stock.
(8)	Amount represents the advisor fees earned by Dr. Porteus during the fiscal year ended December 31, 2022.
(9)	As of December 31, 2022, Dr. Rizzuto held options to purchase an aggregate of 60,000 shares of common stock.
(10)	As of December 31, 2022, Ms. Shah held options to purchase an aggregate of 113,585 shares of common stock.
(11)	As of December 31, 2022, Dr. Viney held options to purchase an aggregate of 113,585 shares of common stock.

Executive Officer Compensation

Our named executive officers for the year ended December 31, 2022 are:

•
Josh Lehrer, M.D., our President and Chief Executive Officer;
•
Alethia Young, our Chief Financial Officer; and
•
Philip P. Gutry, our Chief Business Officer*.

*Philip P. Gutry was our Chief Business Officer through March 1, 2023.

2022 Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years indicated:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Josh Lehrer, M.D.	2022	550,000	—		—	4,705,285	233,750	1,500	(3)	5,490,535
President, Chief Executive Officer and Director	2021	464,583	—		—	7,197,576	260,000	—		7,922,159
Alethia R. Young(5)	2022	337,500	170,000	(6)	—	1,212,715	115,274	151,350	(3)(4)	1,835,489
Chief Financial Officer
Philip P. Gutry	2022	409,000	—		—	832,474	139,060	1,500	(3)	1,382,033
Chief Business Officer	2021	383,333	—		—	1,546,697	158,000	—		2,088,030

_______________

(1)

The amounts reported represent the aggregate grant date fair value of the stock options granted to our named executive officers during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in notes 2 and 11 to our financial statements included in our Annual Report on Form 10-K filed with the SEC on March 20, 2023. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by our named executive officers upon the exercise of the stock options or any sale of the underlying shares of common stock.

(2)

The amounts reported for 2022 reflect the cash incentive compensation determined by our compensation committee for the named executive officers other than the Chief Executive Officer, and by our board of directors upon recommendation of our compensation committee for our Chief Executive Officer, based on achievement of certain research and development, clinical, financial and operational metrics related to our 2022 corporate objectives, as specified by our board of directors.

(3)	Represents reimbursements for work from home allowance provided to all employees.
(4)	Represents reimbursements for relocation housing assistance paid to Ms. Young.
(5)	Ms. Young commenced employment with us on April 1, 2022 and was not a named executive officer for 2021. Her 2022 annual base salary is pro-rated based on her employment commencement date
(6)	Represents the sign-on bonus paid to Ms. Young in connection with her commencement of employment with us in April 2022.

Narrative to 2022 Summary Compensation Table

Our compensation committee reviews compensation annually for all employees, including our executive officers. In setting executive base salaries and bonuses and granting equity incentive awards, the compensation committee considers compensation for comparable positions in the market, the historical compensation levels of our executive officers, individual performance as compared to our expectations and objectives, internal equity, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to us. We target a general competitive position, based on independent third-party benchmark analytics to inform the mix of compensation of base salary, bonus and long-term incentives.

Our compensation committee is primarily responsible for determining the compensation for our executive officers. Our compensation committee typically reviews and discusses management’s proposed compensation with our Chief Executive Officer for all executives other than the Chief Executive Officer. Based on those discussions and its discretion, taking into account the factors noted above, the compensation committee then sets the compensation for each executive officer other than the Chief Executive Officer. For the Chief Executive Officer, our compensation committee determines and approves the compensation, or upon request of the board of directors, recommends our Chief Executive Officer’s compensation for approval by our board of directors. Our compensation committee may delegate certain authorities to an officer of the Company and has delegated to our Chief Executive Officer the authority to make certain equity award grants to employees (other than our executive officers), within specified limits approved by the compensation committee. Our compensation committee has the authority to engage the services of a consulting firm or other outside advisor to assist it in designing our executive compensation programs and in making compensation decisions. During 2022, the compensation committee retained the services of Aon plc (“Aon”), formerly known as Radford, as its external compensation consultant to advise on executive compensation matters including our overall compensation program design and collection of market data to inform our compensation programs for our executive officers and members of our board of directors. Aon reports directly to our compensation committee. Our compensation committee annually assesses its independence consistent with Nasdaq listing standards and concluded that the engagement of such consultant did not raise any conflict of interest.

Base Salaries

The annual base salaries for Dr. Lehrer and Mr. Gutry from January 1, 2022 to December 31, 2022 were $550,000 and $409,000, respectively. The annual base salary for Ms. Young from her hiring on April 1, 2022 to December 31, 2022 was $450,000. Our compensation committee reviews the base salaries of our executive officers, including our named executive officers, from time to time and makes adjustments (or, in the case of our Chief Executive Officer, may recommend adjustments for approval by the board of directors) as it determines to be reasonable and necessary to reflect the scope of the executive officer’s performance, contributions, responsibilities, experience, prior salary level, position (in the case of a promotion) and market conditions, including base salary amounts relative to similarly situated executive officers at peer group companies.

Bonuses

Cash Incentive Compensation

The board of directors has adopted the Company’s Senior Executive Cash Incentive Bonus Plan (the “Incentive Plan”), which applies to certain key executives (the “Covered Executives”), that are selected by the compensation committee. The Incentive Plan provides for bonus payments based upon the attainment of performance objectives established by the compensation committee and related to financial and operational metrics with respect to the Company or any of its subsidiaries (the “Corporate Performance Goals”), including the following: developmental, publication, clinical or regulatory milestones; cash flow (including, but not limited to, operating cash flow and free cash flow); revenue; corporate revenue; earnings before interest, taxes, depreciation and amortization; net income (loss) (either before or after interest, taxes, depreciation and/or amortization); changes in the market price of the Company’s common stock; economic value-added; acquisitions, licenses or strategic transactions; financing or other capital raising transactions; operating income (loss); return on capital, assets, equity, or investment; stockholder returns; return on sales; total shareholder return; gross or net profit levels; productivity; expense efficiency; margins; operating efficiency; customer satisfaction; working capital; earnings (loss) per share of the Company’s common stock; bookings, new bookings or renewals; sales or market shares; number of prescriptions or prescribing physicians; coverage decisions; leadership development, employee retention, and recruiting and other human resources matters; operating income and/or net annual recurring revenue. Any bonuses paid under the Incentive Plan will be based upon objectively determinable bonus formulas that tie such bonuses to one or more performance targets relating to the Corporate Performance Goals. The bonus formulas will be adopted in each performance period by the compensation committee and communicated to each Covered Executive. No bonuses will be paid under the Incentive Plan unless and until the compensation committee makes a determination with respect to the attainment of the performance objectives. Notwithstanding the foregoing, the compensation committee may adjust bonuses payable under the Incentive Plan based on achievement of individual performance goals or pay bonuses (including, without limitation, discretionary bonuses) to Covered Executives under the Incentive Plan based on individual performance goals and/or upon such other terms and conditions as the compensation committee may in its discretion determine.

The target annual bonuses for Dr. Lehrer and Mr. Gutry, from January 1, 2022, and, for Ms. Young from April 1, 2022, through December 31, 2022 were 50%, 40% and 40%, respectively, of the applicable named executive officer’s annual base salary. For the fiscal year ended December 31, 2022, the compensation committee determined that the Company achieved 85% of its corporate performance objectives.

Equity Compensation

During the fiscal year ended December 31, 2022, we granted stock option awards to each of our named executive officers, as described in more detail in the “Outstanding Equity Awards at Fiscal 2022 Year-End” table.

Perquisites or Personal Benefits

We generally do not provide significant perquisites or personal benefits to our employees with an aggregate equal to or greater than $10,000, other than reimbursements for relocation expenses for certain executive officers.

401(k) Plan

We maintain a tax-qualified retirement plan (the 401(k) Plan) that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. Plan participants are able to defer eligible compensation subject to applicable annual Internal Revenue Code limits. We may provide matching contributions under the 401(k) Plan, but did not provide any such contributions during the 2022 fiscal year. The 401(k) Plan is intended to be qualified under Section 401(a) of the Internal Revenue Code with the 401(k) Plan’s related trust intended to be tax exempt under Section 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan.

Executive Employment Arrangements

We have entered into an offer letter with each of the named executive officers in connection with his or her employment with us, which set forth the terms and conditions of his or her employment. Each named executive officer has also entered into our standard proprietary information and inventions agreement.

Offer Letters in Place During the Fiscal Year Ended December 31, 2022 for Our Named Executive Officers

Josh Lehrer, M.D.

On February 28, 2020, we entered into an offer letter with Dr. Lehrer (the Lehrer Letter) for the position of Chief Executive Officer. The Lehrer Letter provides for Dr. Lehrer’s at-will employment. Dr. Lehrer’s current annual base salary effective as of January 1, 2023 is $572,000, which is subject to periodic review and adjustment. Dr. Lehrer is eligible to earn an annual bonus with a target amount equal to a percentage of his annual base salary and to participate in the employee benefit plans generally available to our employees. Dr. Lehrer’s current target bonus is equal to 50% of his annual base salary. The Lehrer Letter also provided for Dr. Lehrer’s initial grant of restricted stock, which vested 25% on the 12-month anniversary of his start date and in monthly installments thereafter for the next three years, subject in each case to Dr. Lehrer’s continuous service with the Company through each applicable date.

Alethia Young

In March 2022, we entered into an offer letter with Ms. Young (the Young Letter) for the position of Chief Financial Officer. The Young Letter provides for Ms. Young’s at-will employment. Ms. Young's current annual base salary effective as of January 1, 2023 is $468,000, which is subject to periodic review and adjustment. Ms. Young is eligible to earn an annual bonus with a target amount equal to a percentage of her annual base salary and to participate in the employee benefit plans generally available to our employees. Ms. Young’s current target bonus is equal to 40% of her annual base salary. The Young Letter also provided for Ms. Young's initial grant of stock options, which will vest 25% on the 12-month anniversary of her start date and in monthly installments thereafter for the next three years, subject in each case to Ms. Young’s continuous service with the Company through each applicable date.

Philip Gutry

On September 14, 2020, we entered into an offer letter with Mr. Gutry, (the Gutry Letter) for the position of Chief Business Officer and Head of Finance and Investor Relations. The Gutry Letter provided for Mr. Gutry’s at-will employment. Mr. Gutry's annual base salary effective as of January 1, 2022 was $409,000, which was subject to periodic review and adjustment. Mr. Gutry was eligible to earn an annual bonus with an initial target amount equal to 30% (subsequently increased to 40%) of his annual base salary and to participate in the employee benefit plans generally available to our employees. The Gutry Letter also provided for Mr. Gutry’s initial stock option grant, which vests 25% on the 12-month anniversary of his start date and in monthly installments thereafter for the next three years, subject to Mr. Gutry’s continuous service with the Company through each applicable date.

Executive Severance Plan

Our board of directors has adopted an Executive Severance Plan, or the Severance Plan, in which our named executive officers, and certain other executives, participate. The benefits provided in the Severance Plan replace any severance for which our named executive officers may be eligible under their existing offer letters or other agreements or arrangements.

The Severance Plan provides that upon a termination by us for any reason other than for “cause,” as defined in the Severance Plan, death or “disability,” as defined in the Severance Plan, or resignation for “good reason”, as defined in the Severance Plan, in each case outside of the change in control period (i.e., the period of one year after a “change in control,” as defined in the Severance Plan), an eligible participant will be entitled to receive, subject to the execution and delivery of an effective release of claims in favor of the Company and continued compliance with all applicable restrictive covenants, (i) 12 months of “base salary” (i.e., the higher of the annual base salary in effect immediately prior to the date of termination or the annual base salary in effect for the year immediately prior to the year in which the date of termination occurs) for our Chief Executive Officer, 9 months for Tier 2 officers (which is determined by the plan administrator and includes the named executive officers other than the Chief Executive Officer) and 6 months for Tier 3 officers (which is determined by the plan administrator) and (ii) an amount equal to the monthly employer contribution, based on the premiums as of the date of termination, that we would have made to provide health insurance for the named executive officer if he or she had remained employed by us for up to 12 months for our Chief Executive Officer, 9 months for Tier 2 officers and 6 months for Tier 3 officers. The payments under (i) and (ii) will be paid in substantially equal installments in accordance with our payroll practice over 12 months for our Chief Executive Officer, 9 months for Tier 2 officers and 6 months for Tier 3 officers.

The Severance Plan also provides that upon a (A) termination by us other than for cause, death or disability or (B) resignation for good reason, in each case within the change in control period, an eligible participant will be entitled to receive, in lieu of the payments and benefits above and subject to the execution and delivery of an effective release of claims in favor of the Company and continued compliance with all applicable restrictive covenants, (I) a lump sum amount equal to 150% of the base salary and 150% of the target annual bonus in effect immediately prior to the date of termination (or immediately prior to the change in control, if higher) for our Chief Executive Officer, 100% of the base salary and 100% of the target annual bonus in effect immediately prior to the date of termination (or immediately prior to the change in control, if higher) for our Tier 2 officers and 75% of the base salary for our Tier 3 officers, (II) a lump sum amount equal to the eligible participant’s annual target bonus in effect immediately prior to such termination, pro-rated for the number of days of service provided by the participant during the year of the termination, (III) a lump sum amount equal to the monthly employer contribution, based on the premiums as of the date of termination, that we would have made to provide health insurance for the participant if the applicable named executive officer had remained employed by us for 18 months for our Chief Executive Officer, 12 months for our Tier 2 officers and 9 months for our Tier 3 officers, and (IV) for all outstanding and unvested equity awards of the Company that are subject to time-based vesting held by the participant, full accelerated vesting of such awards; provided, that the performance conditions applicable to any outstanding and unvested equity awards subject to performance-based vesting will be deemed satisfied at the target level specified in the terms of the applicable award agreement.

The payments and benefits provided under the Severance Plan in connection with a change in control may not be eligible for a federal income tax deduction by us pursuant to Section 280G of the Code. These payments and benefits may also subject an eligible participant, including the named executive officers, to an excise tax under Section 4999 of the Code. If the payments or benefits payable in connection with a change in control would be subject to the excise tax imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to the participant.

Outstanding Equity Awards at Fiscal 2022 Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2022:

			Option Awards(1)					Stock Awards(1)
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Josh Lehrer, M.D.	4/20/2020	4/20/2020	—		—	$—	—	223,466	(3)	741,907
	5/20/2020	4/20/2020	—		—	$—	—	36,378	(3)	120,775
	1/13/2021	4/20/2020	—		—	$—	—	124,671	(3)(4)	413,908
	3/17/2021	3/17/2021	347,898	(5)	447,298	$6.11	3/16/2031	—		—
	3/17/2021	3/17/2021	149,099	(5)(6)	191,699	$6.11	3/16/2031	—		—
	02/16/2022	1/1/2022	148,958	(5)	501,042	$11.02	2/15/2032	—		—
Alethia R. Young	4/1/2022	4/1/2022	—	(7)	350,000	$5.23	3/31/2032	—		—
Philip P. Gutry	10/20/2020	10/5/2020	—		—	$—	—	87,339	(3)(4)	289,965
	1/13/2021	10/5/2020	—		—	$—	—	41,895	(3)(4)	139,091
	3/17/2021	3/17/2021	67,671	(5)	91,356	$6.11	3/16/2031	—		—
	3/17/2021	3/17/2021	30,451	(5)(6)	39,153	$6.11	3/16/2031	—		—
	02/16/2022	1/1/2022	26,354	(5)	88,646	$11.02	2/15/2032	—		—

_______________

(1)

Each equity award is subject to the terms of our 2020 Stock Option Plan, or the 2020 Plan, or our 2021 Stock Option Plan, or the 2021 Plan. Grants made subsequent to June 24, 2021 are subject to the terms of the 2021 Plan.

(2)	Based on the closing price of a share of our common stock on December 30, 2022, the last business day of the most recently completed fiscal year, which was $3.32.
(3)

The shares of restricted stock vest as follows: 25% of the shares on the first anniversary of the vesting commencement date and the remaining 75% in 36 equal monthly installments thereafter, subject to the named executive officer’s continuous service relationship with the Company through each applicable vesting date. Notwithstanding the foregoing, in the event a Qualified Termination Event (as defined in the Severance Plan) occurs within the Change in Control Period (as defined in the Severance Plan), all unvested shares shall immediately vest and become nonforfeitable.

(4)	The named executive officer received an early exercisable stock option award, which the named executive officer early exercised in its entirety.
(5)

The shares of common stock underlying the option vest in 48 equal monthly installments following the vesting commencement date, subject to the named executive officer’s continuous service relationship with the Company through each applicable vesting date. Notwithstanding the foregoing, in the event a Qualified Termination Event occurs within the Change in Control Period, all unvested shares shall immediately vest and become exercisable.

(6)

The option was granted subject to the achievement by the Company of performance vesting criteria. On June 29, 2021, the performance vesting criteria was met such that the option became subject to time-based vesting in accordance with the vesting schedule described in footnote (5) above.

(7)

The shares of common stock underlying the option vest as follows: 25% of the shares on the first anniversary of the vesting commencement date and the remaining 75% in 36 equal monthly installments thereafter, subject to the named executive officer’s continuous service relationship with the Company through each applicable vesting date. Notwithstanding the foregoing, in the event a Qualified Termination Event occurs within the Change in Control Period, all unvested shares shall immediately vest and become exercisable.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column)
Plan Category
Equity compensation plans approved by security holders(2)	7,755,303	(3)	$8.47	5,382,907	(4)
Equity compensation plans not approved by security holders	—		$—	—
Total	7,755,303		$8.47	5,382,907

_______________

(1)	The weighted average exercise price is calculated based solely on outstanding stock options.
(2)	Includes the following plans: our 2021 Plan, our 2020 Plan, and our 2021 Employee Stock Purchase Plan, or the 2021 ESPP.
(3)

Amount does not include any purchase rights accruing under the 2021 ESPP during the current purchase period, which commenced on December 1, 2022, because the purchase right (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period on May 31, 2023. Subject to the number of shares remaining in the share reserve, the maximum number of shares purchasable by any participant in the 2021 ESPP on the purchase date for the current purchase period may not exceed 14,577 shares.

(4)

As of December 31, 2022, a total of 5,382,907 shares of our common stock have been reserved for issuance pursuant to the 2021 Plan, which number excludes the 2,911,088 shares that were added to the plan as a result of the automatic annual increase on January 1, 2023. The number of shares of Common Stock reserved and available for issuance under the 2021 Plan is subject to an automatic annual increase on each January 1, beginning January 1, 2022, by an amount equal to the lesser of: (i) 5% of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31, and (ii) such lesser number of shares of Common Stock as determined by the compensation committee or the board of directors. This number will be subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated, other than by exercise, under the 2021 Plan and the 2020 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan. The Company no longer makes grants under the 2020 Plan. As of December 31, 2022, a total of 754,951 shares of our common stock have been reserved for issuance pursuant to the 2021 ESPP, which number excludes the 564,000 shares that were added to the plan as a result of the automatic annual increase on January 1, 2023 and which number includes shares subject to purchase during the current purchase periods which commenced on December 1, 2022, since the exact number of which will not be known until the end of the purchase periods on May 31, 2023. The number of shares of Common Stock reserved and available for issuance under the 2021 ESPP is subject to an automatic annual increase on each January 1, beginning January 1, 2022, by an amount equal to the least of: (i) 564,000 shares of Common Stock, (ii) 1% of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31, and (iii) such lesser number of shares of Common Stock as determined by the compensation committee or the board of directors. This number will be subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of March 31, 2023 by:

•
each of our directors;
•
each of our named executive officers;
•
all of our directors and executive officers as a group; and
•
each person, or group of affiliated persons, who is known by us to beneficially own greater than 5.0% of our outstanding common stock.

The column entitled “Shares Beneficially Owned” is based on a total of 58,194,818 shares of our common stock outstanding as of March 31, 2023.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2023 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Graphite Bio, Inc., 201 Haskins Way, Suite 210, South San Francisco, CA, 94080.

	Shares beneficially owned
Name	Number	Percentage
5% or Greater Stockholders:
Entities Affiliated with Versant Ventures(1)	16,416,117	28.21%
Entities Affiliated with Samsara BioCapital(2)	8,497,067	14.60%
Entities Affiliated with EcoR1 Capital LLC(3)	8,538,446	14.67%
Matthew Porteus, M.D., Ph.D.(4)	3,528,529	6.06%
Named Executive Officers and Directors:
Josh Lehrer, M.D.(5)	2,076,145	3.51%
Alethia Young(6)	113,124	*
Philip P. Gutry(7)	464,685	*
Perry Karsen(8)	248,956	*
Abraham Bassan(9)	25,555	*
Jerel Davis, Ph.D.(10)	16,441,672	28.24%
Kristen M. Hege, M.D.(11)	93,585	*
Joseph Jimenez(12)	168,695	*
Matthew Porteus, M.D., Ph.D.(4)	3,528,529	6.06%
Carlo Rizzuto, Ph.D.(13)	25,555	*
Smital Shah(14)	99,467	*
Jo Viney, Ph.D.(15)	93,585	*
All executive officers and directors as a group (11 persons) (16)	22,914,868	38.40%

_______________

*	Represents beneficial ownership of less than one percent.
(1)

Based on a Schedule 13D filed on July 9, 2021. Consists of (i) 14,708,398 shares of common stock held by Versant Venture Capital VI, L.P., or Versant VI, and (ii) 1,707,719 shares of common stock held by Versant Vantage II, L.P. or Versant Vantage II, and together with Versant VI, the Versant Funds. Versant Ventures VI GP, L.P. is the sole general partner of Versant VI, and Versant Ventures VI LLC is the sole general partner of Versant Ventures VI GP, L.P. and has voting and dispositive control over the shares held by Versant VI. Each of Bradley J. Bolzon, Jerel C. Davis, Ph.D., Kirk G. Nielsen, Clare Ozawa, Robin L. Praeger, and Thomas Woiwode Ph.D., are the managing directors of Versant Ventures VI LLC, may be deemed to possess voting and dispositive control over the shares held by Versant VI and may be deemed to have indirect beneficial ownership of the shares held by Versant VI but disclaims beneficial ownership of such securities, except to the extent of their respective pecuniary interest therein, if any. Versant Vantage II GP, L.P. is the sole general partner of Versant Vantage II and Versant Vantage II LLC is the sole general partner of Versant Vantage II GP, L.P. and has voting and dispositive control over the shares held by Versant Vantage II. Each of Bradley J. Bolzon, Jerel C. Davis, Ph.D., Alexander Mayweg, Clare Ozawa, Robin L. Praeger, and Thomas Woiwode Ph.D., are the managing directors of Versant Vantage II LLC, may be deemed to possess voting and dispositive control over the shares held by Versant Vantage II and may be deemed to have indirect beneficial ownership of the shares held by Versant Vantage II but disclaims beneficial ownership of such securities, except to the extent of their respective pecuniary interest therein, if any. Dr. Davis is a member of our board of directors. The address for the Versant Funds is One Sansome Street, Suite 3630, San Francisco, CA 94104.

(2)

Based on a Schedule 13G/A filed on February 14, 2023. Consists of (i) 8,459,314 shares of common stock held by Samsara BioCapital, L.P., or Samsara LP and (ii) 37,753 shares of common stock held by 436, L.P. The general partner of Samsara LP is Samsara BioCapital GP, LLC, or Samsara LLC. The general partner of 436, L.P. is 436, LLC. Voting and dispositive decisions with respect to the shares held by Samsara LP and 436, L.P. are made by Dr. Srinivas Akkaraju, MD, Ph.D., a manager of Samsara GP LLC and 436, LLC, and, accordingly, Dr. Akkaraju may be deemed to beneficially own the shares held by Samsara LP. And 436, L.P. The address of the principal business and office of Samsara LP and 436, L.P. is 628 Middlefield Road, Palo Alto, CA 94301.

(3)

Based on a Schedule 13G/A filed on January 9, 2023. Consists of 8,538,446 shares of common stock held by EcoR1 Capital, LLC or EcoR1, EcoR1 Capital Fund Qualified, L.P. or Qualified Fund, and Oleg Nodelman. The general partner and investment adviser of investment funds, including Qualified Fund, is EcoR1. Mr. Nodelman is the control person of EcoR1. The principal business office of EcoR1, Qualified Fund, and Oleg Nodelman is 357 Tehama Street #3, San Francisco, CA 94103.

(4)	Consists of 3,528,529 shares of common stock held by Dr. Porteus.
(5)

Consists of (i) 1,161,670 shares of common stock held by Dr. Lehrer, and (ii) 914,475 shares of common stock underlying options directly held by Dr. Lehrer exercisable within 60 days of March 31, 2023.

(6)	Consists of 113,124 shares of common stock underlying options held by Ms. Young exercisable within 60 days of March 31, 2023.
(7)	Consists of (i) 323,355 shares of common stock held by Mr. Gutry, and (ii) 141,330 shares of common stock underlying options directly held by Mr. Gutry exercisable within 60 days of March 31, 2023.
(8)	Consists of (i) 164,034 shares of common stock held by Mr. Karsen, and (ii) 84,922 shares of common stock underlying options directly held by Mr. Karsen exercisable within 60 days of March 31, 2023.
(9)

Consists of 25,555 shares of common stock underlying options directly held by Mr. Bassan exercisable within 60 days of March 31, 2023. Mr. Bassan, a member of our board of directors, is a vice president at Samsara BioCapital. Mr. Bassan has no voting or dispositive power over the shares held by the Samsara BioCapital entities referred to in Footnote 2 above.

(10)

Dr. Davis, a member of our board of directors, is a managing director at Versant Ventures. Consists of (i) 14,708,398 shares of common stock held by Versant Venture Capital VI, L.P., or Versant VI, and (ii) 1,707,719 shares of common stock held by Versant Vantage II, L.P. or Versant Vantage II, and together with Versant VI, the Versant Funds. Versant Ventures VI GP, L.P. is the sole general partner of Versant VI, and Versant Ventures VI LLC is the sole general partner of Versant Ventures VI GP, L.P. and has voting and dispositive control over the shares held by Versant VI.. Dr. Davis is a managing director of Versant Ventures VI LLC, may be deemed to possess voting and dispositive control over the shares held by Versant VI and may be deemed to have indirect beneficial ownership of the shares held by Versant VI but disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein, if any. Dr. Davis is a managing director of Versant Vantage II LLC, may be deemed to possess voting and dispositive control over the shares held by Versant Vantage II and may be deemed to have indirect beneficial ownership of the shares held by Versant Vantage II but disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein, if any. 25,555 shares of common stock underlying options directly held by Dr. Davis will be exercisable within 60 days of March 31, 2023 and are included in determining the percentage of shares beneficially owned after the offering for Dr. Davis.

(11)	Consists of 93,585 shares of common stock underlying options held by Dr. Hege exercisable within 60 days of March 31, 2023.
(12)	Consists of (i) 161,941 shares of common stock held by Mr. Jimenez, and (ii) 6,754 shares of common stock underlying options held by Mr. Jimenez exercisable within 60 days of March 31, 2023.

(13)

Consists of 25,555 shares of common stock underlying options directly held by Dr. Rizzuto exercisable within 60 days of March 31, 2023 and are included in determining the percentage of shares beneficially owned after the offering for Dr. Rizzuto. Dr. Rizzuto, a member of our board of directors, is a partner at Versant Ventures. Dr. Rizzuto has no voting or dispositive power over the shares held by the Versant Ventures entities referred to in Footnote 1 above.

(14)	Consists of (i) 5,882 shares of common stock held by Ms. Shah, and (ii) 93,585 shares of common stock underlying options held by Ms. Shah exercisable within 60 days of March 31, 2023.
(15)	Consists of 93,585 shares of common stock underlying options held by Dr. Viney exercisable within 60 days of March 31, 2023.
(16)	Includes the number of shares beneficially owned by our current executive officers and directors listed in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Transactions

Other than the compensation agreements and other arrangements described under “Executive Compensation” and “Non-Employee Director Compensation” in this Form 10-K/A, since January 1, 2022, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total assets amounts at December 31, 2021 and 2022) and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Policies for Approval of Related Party Transactions

Prior to our initial public offering, we did not have a formal policy regarding approval of transactions with related parties. We have adopted a written related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were, or will be participants and in which the amount involved exceeds $120,000 or one percent of the Company’s total assets at year-end for the last two completed fiscal years. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director, or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration, and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction, and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer, and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related person transactions and to effectuate the terms of the policy.

In addition, under our Code of Business Conduct and Ethics, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

In considering related person transactions, our audit committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

•
the risks, costs, and benefits to us;
•
the impact on a director’s independence in the event that the related person is a director, immediate family member of a director, or an entity with which a director is affiliated;
•
the availability of other sources for comparable services or products; and
•
the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify, or reject a related person transaction, our audit committee, or other independent body of our board of directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our audit committee, or other independent body of our board of directors, determines in the good faith exercise of its discretion. All of the transactions described above were entered into prior to the adoption of the written policy, but all were approved by our board of directors considering similar factors to those described above.

Director Independence

Our common stock is listed on The Nasdaq Global Market. Under the Nasdaq listing rules, independent directors must comprise a majority of a listed company’s board of directors within twelve months from the date of listing. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent within twelve months from the date of listing. Audit committee members must also satisfy additional independence criteria, including those set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under Nasdaq listing rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries, other than compensation for board service; or (2) be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board of directors must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that all members of the board of directors, except Drs. Lehrer and Porteus, are independent directors, including for purposes of Nasdaq and the SEC rules. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our common stock and with licensors and service providers of our Company. We expect that the composition and functioning of our board of directors and each of our committees will comply with all applicable requirements of Nasdaq and the rules and regulations of the SEC. Dr. Lehrer is not an independent director under these rules because he is currently employed as the chief executive officer of our Company, and Dr. Porteus is not an independent director under these rules because he is currently providing services as a paid consultant of our Company and has an affiliation with a licensor and service provider of our Company.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Deloitte & Touche LLP, San Francisco, CA, PCAOB Auditor ID 34.

The following table presents the fees for professional audit services rendered by Deloitte & Touche LLP for the audit of the financial statements and for other services provided during the years ended December 31, 2022 and 2021. All fees paid to Deloitte & Touche LLP for the periods presented were pre-approved by the Audit Committee.

	2022	2021
Audit Fees(1)	$1,118,341	$1,166,820
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
	$1,118,341	$1,166,820

_______________

(1)

Audit fees for the fiscal years ended December 31, 2022 and 2021 consist of fees for professional services rendered for the audit and quarterly review of our financial statements filed with the SEC on Form 10-K and 10-Q and services provided in connection with SEC filings, including consents and comfort letters.

(2)	Audit-related fees consist of services that are reasonably related to the performance of the audit or review of our financial statements. There were no such fees incurred in 2022 or 2021.
(3)	Tax Fees consist of fees for tax compliance, advice and tax planning and includes fees for tax return preparation.
(4)	There were no other fees incurred in 2022 or 2021.

Audit Committee Pre-approval Policy and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next twelve (12) months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

During our 2022 and 2021 fiscal years, no services were provided to us by Deloitte & Touche LLP other than in accordance with the pre-approval policies and procedures described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1*

Amended and Restated Certificate of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40532) filed on June 30, 2021).

3.2*	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40532) filed on June 30, 2021).

4.1*	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 11, 2021).

4.2*

Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated March 11, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 4, 2021).

4.3*	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K (File No. 001-40532) filed on March 21, 2022).

10.1*†

2020 Stock Option and Grant Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 4, 2021).

10.2*†

2021 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to Amendment No. 2 the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 21, 2021).

10.3*†	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 2 the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 21, 2021).

10.4*†

Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 2 the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 21, 2021).

10.5*†

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to Amendment No. 2 the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 21, 2021).

10.6*†

Offer Letter, by and between the Registrant and Josh Lehrer, M.D., dated March 1, 2020 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 4, 2021)

10.7*†

Offer Letter, by and between the Registrant and Katherine V. Stultz, dated August 3, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 4, 2021)

10.8*†

Offer Letter, by and between the Registrant and Philip P. Gutry, dated September 15, 2020 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 4, 2021)

10.9*

Forms of Indemnification Agreement by and between the Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.9 to Amendment No. 2 the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 21, 2021).

10.10*

Office Lease, by and between the Registrant and ARE-San Francisco No. 12, LLC, dated April 24, 2020, as amended by the First Amendment to Lease dated March 3, 2021 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 4, 2021).

10.11*

Laboratory Lease, by and between the Registrant and ARE-San Francisco No. 65, LLC, dated February 26, 2021 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 4, 2021).

10.12*

Exclusive License Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated December 7, 2020 (incorporated by reference to Exhibit 10.12 to Amendment No. 2 the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 21, 2021).

10.13*

Amendment No. 1 to the Exclusive License Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated March 4, 2021 (incorporated by reference to Exhibit 10.13 to Amendment No. 2 the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 21, 2021)

10.14*

Amendment No. 2 to the Exclusive License Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated April 7, 2021 (incorporated by reference to Exhibit 10.14 to Amendment No. 2 the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 21, 2021).

10.15*

Exclusive Option Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated January 22, 2021 (incorporated by reference to Exhibit 10.15 to Amendment No. 2 the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 21, 2021)

10.16*

Exclusive Option Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated April 12, 2021 (incorporated by reference to Exhibit 10.16 to Amendment No. 2 the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 21, 2021)

10.17*†	Executive Severance Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 2 the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 21, 2021).

10.18*†

Advisor Agreement by and between the Registrant and Matthew Porteus, dated March 24, 2020 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 4, 2021).

10.19*†

Advisor Agreement by and between the Registrant and Maria Grazia Roncarolo, dated March 26, 2020 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 4, 2021).

10.20*

License Agreement by and between the Registrant and Integrated DNA Technologies, Inc., dated June 7, 2021 (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 11, 2021).

10.21*

Sublease Agreement between the Registrant and Annexon, Inc. dated November 10, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40532) filed on November 16, 2021).

10.22*

Lease Agreement between the Registrant and Bayside Area Development, LLC dated December 16, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40532) filed on December 20, 2021).

10.23*†

Offer Letter, by and between the Registrant and Alethia Young, dated October 25, 2021 (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K (File No. 001-40532) filed on March 21, 2022).

10.24*

Master Development and Manufacturing Services Agreement (for cell therapy services), by and between WuXi Advanced Therapies Inc. and Registrant, dated November 7, 2022 (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K (File 0000950170-23-008764) filed on March 20, 2023)

21.1*	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K (File 0000950170-23-008764) filed on March 20, 2023)

23.1*

Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Registrant's Annual Report on Form 10-K (File 0000950170-23-008764) filed on March 20, 2023)

24.1*

Power of Attorney (included on signature page to the Annual Report on Form 10-K) (incorporated by reference to the Registrant's Annual Report on Form 10-K (File 0000950170-23-008764) filed on March 20, 2023).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant's Annual Report on Form 10-K (File 0000950170-23-008764) filed on March 20, 2023).

32.2*

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant's Annual Report on Form 10-K (File 0000950170-23-008764) filed on March 20, 2023).

101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, and (iv) Condensed Consolidated Statements of Cash Flows. The instance document did not appear in the Interactive Data File because its XBRL tags were imbedded within the Inline XBRL document

_____________

* Previously filed with the Original Form 10-K, filed on March 20, 2023

** Filed herewith.

† Indicates a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHITE BIO, INC.

Date: April 27, 2023	By:	/s/ Josh Lehrer
Josh Lehrer, M.D.
President, Chief Executive Officer and Director