Form 10-Q
period 2023-03-31
Graphite Bio, Inc.
filed 2023-05-11
CIK 1815776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the registrant had 58,102,949 shares of common stock, $0.00001 par value per share, outstanding.

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
•
our competitive position and development of and projections relating to our competitors or our industry, including in gene editing and gene therapy;
•
the impacts of the ongoing COVID-19 pandemic and macroeconomic factors that could impact our business, such as supply chain and inflationary pressures and the effects of the Russian invasion of Ukraine on the global economy, on our business or operations
•
the impact of laws and regulations in the United States and foreign countries on various aspects of our operations, including our regulatory and clinical strategy; and
•
our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

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

i

Graphite Bio, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$69,811	$47,730
Investments in marketable securities, current	194,285	220,499
Prepaid expenses and other current assets	6,211	7,136
Total current assets	270,307	275,365
Restricted cash	1,716	1,716
Investments in marketable securities, non-current	—	15,322
Property and equipment, net	33,070	22,630
Operating lease right-of-use assets	4,014	5,580
Other assets	889	1,289
Total assets	$309,996	$321,902
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,992	$2,608
Accrued compensation	1,314	3,799
Accrued research costs	596	720
Accrued expenses and other current liabilities	7,317	1,871
Operating lease liabilities, current	3,122	4,045
Total current liabilities	14,341	13,043
Operating lease liabilities, non-current	1,419	1,749
Other long- term liabilities	18,012	10,819
Total liabilities	33,772	25,611
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; and no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value, 300,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 58,194,818 and 58,221,760 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	543,029	539,741
Accumulated other comprehensive loss	(469)	(1,048)
Accumulated deficit	(266,337)	(242,403)
Total stockholders’ equity	276,224	296,291
Total liabilities and stockholders’ equity	$309,996	$321,902

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$16,244	$18,246
General and administrative	7,623	7,712
Restructuring costs	2,583	—
Total operating expenses	26,450	25,958
Loss from operations	(26,450)	(25,958)
Other income (expense), net:
Interest income, net	2,587	123
Loss on disposal of assets	(71)	—
Total other income, net	2,516	123
Net loss	$(23,934)	$(25,835)
Unrealized gain (loss) on investments in marketable securities	579	(309)
Comprehensive loss	$(23,355)	$(26,144)
Net loss per share attributable to common stockholders—basic and diluted	$(0.43)	$(0.48)
Weighted-average shares used in computing net loss per share—basic and diluted	55,864,475	54,005,299

The accompanying notes are an integral part of these unaudited condensed financial statements

Graphite Bio, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	58,221,760	$1	$539,741	$(1,048)	$(242,403)	$296,291
Vesting of early exercised shares	—	—	25	—	—	25
Repurchase of unvested early exercised shares	(26,942)	—	—	—	—	—
Stock-based compensation expense	—	—	3,263	—	—	3,263
Unrealized gain on investments in marketable securities	—	—	—	579	—	579
Net loss	—	—	—	—	(23,934)	(23,934)
Balance at March 31, 2023	58,194,818	$1	$543,029	$(469)	$(266,337)	$276,224

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	58,010,823	$1	$525,400	$—	$(141,351)	$384,050
Stock-based compensation expense	—	—	3,342	—	—	3,342
Vesting of early exercised shares	—	—	51	—	—	51
Unrealized loss on investments in marketable securities	—	—	—	(309)	—	(309)
Net loss	—	—	—	—	(25,835)	(25,835)
Balance at March 31, 2022	58,010,823	$1	$528,793	$(309)	$(167,186)	$361,299

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(23,934)	$(25,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Net amortization of premiums and discounts on investments in marketable securities	(1,562)	45
Depreciation and amortization	654	440
Noncash lease expense	1,566	1,452
Stock-based compensation expense	3,263	3,342
Changes in assets and liabilities:
Prepaid expenses and other current assets and other assets	1,457	(71)
Accounts payable	(591)	582
Accrued compensation	(2,485)	(1,666)
Accrued research costs	(124)	1,246
Accrued expenses and other current liabilities and other liabilities	1,935	323
Operating lease liabilities	(1,253)	(1,098)
Net cash used in operating activities	(21,074)	(21,240)
Cash flows from investing activities:
Purchases of property and equipment	(383)	(3,273)
Purchases of investments in marketable securities	(28,129)	(167,393)
Proceeds from maturities of marketable securities	71,675	—
Net cash provided by (used in) investing activities	43,163	(170,666)
Cash flows from financing activities:
Repurchase of unvested early exercised shares	(8)	—
Net cash used in financing activities	(8)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	22,081	(191,906)
Cash, cash equivalents and restricted cash, at beginning of period	49,446	378,692
Cash, cash equivalents and restricted cash, at end of period	$71,527	$186,786
Reconciliation of cash, cash equivalents and restricted cash to statement of financial position:
Cash and cash equivalents	69,811	185,070
Restricted cash	1,716	1,716
Cash, cash equivalents and restricted cash in statement of financial position	$71,527	$186,786
Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchases in accounts payable and accrued expenses	$(4,655)	$(109)
Lessor funded lease incentive additions included in property and equipment	$7,193	$—
Vesting of early exercised stock options	$25	$51

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Notes to Condensed Financial Statements

(unaudited)

1.
Description of Business, Organization and Liquidity

Organization and Business

Graphite Bio, Inc. (the “Company”) is a clinical-stage, next-generation gene editing company harnessing high-efficiency targeted gene integration to develop a new class of therapies to potentially cure a wide range of serious and life-threatening diseases. The Company’s precision gene editing approach aims to achieve one of medicine’s most elusive goals: to precisely “find & replace” any gene in the genome. The Company has a next-generation gene editing approach designed to allow the Company to precisely correct mutations, replace entire disease-causing genes with normal genes, or insert new genes into predetermined, safe locations.

In January 2023, the Company announced a voluntary pause of its Phase 1/2 CEDAR study of nulabeglogene autogedtemcel (nula-cel), the Company’s lead product candidate for sickle cell disease (SCD), due to a serious adverse event in the first patient dosed, which the Company concluded is likely related to study treatment. Nula-cel was designed to provide a highly differentiated approach with the potential to directly correct the mutation that causes SCD and restore normal adult hemoglobin (HgbA) expression.

In February 2023, the Company announced its decision to discontinue the development of nula-cel and initiate a process to explore strategic alternatives. As a result of this decision, the Company announced a corporate restructuring that will result in an approximately 50% reduction in workforce. The Company also disclosed its intention to continue research activities associated with its early-stage non-genotoxic conditioning program, with the goal of advancing toward one or more potential development candidates.

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

Liquidity Matters

The Company has incurred significant operating losses since inception and has primarily relied on private equity and convertible debt financings to fund its operations. As of March 31, 2023, the Company had an accumulated deficit of $266.3 million. The Company expects to continue to incur substantial losses, and its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until then, the Company will need to continue to raise additional capital. Management expects that the existing cash, cash equivalents, and marketable securities of $264.1 million as of March 31, 2023 will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the date of issuance of these unaudited condensed financial statements.

On July 21, 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Shelf”) with the SEC in relation to the registration of up to an aggregate offering price of $300.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the “Sales Agent”), to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of its common stock from time to time in “at-the-market” offerings under the 2022 Shelf and subject to the limitations thereof (the “Sales Agreement”). The Company will pay to the Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. The Company has not issued any shares or received any proceeds from any offerings under the 2022 Shelf through May 11, 2023.

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Condensed Financial Statements

The interim condensed balance sheet as of March 31, 2023 and the condensed statements of operations and comprehensive loss and stockholders’ equity for the three months ended March 31, 2023 and 2022 and the condensed statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of March 31, 2023 and its results of operations and cash flows for the three months ended March 31, 2023 and 2022. The financial data and the other financial information disclosed in these notes to the financial statements related to the three month periods are also unaudited. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These condensed financial statements should be read in conjunction with the Company's audited financial statements and the related notes thereto for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the SEC.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed financial statements for the three months ended March 31, 2023 are consistent with those discussed in Note 2 to the condensed financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, except as noted below and within the “Adopted and Recently Issued Accounting Pronouncements” section.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates estimates and assumptions, including but not limited to those related to the fair value of the marketable securities, stock-based compensation expense, accruals for research and development costs, lease assets and liabilities, the valuation of deferred tax assets, and uncertain income tax positions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2023 and December 31, 2022, cash and cash equivalents consisted of cash, money market funds, and commercial paper.

Restricted Cash

Restricted cash of $1.7 million as of March 31, 2023 and December 31, 2022 represented security deposits in the form of letters of credit issued in connection with the leases of the Company’s headquarters (Notes 6 and 8).

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

As of March 31, 2023 and December 31, 2022, Level 1 securities consist of U.S. Treasury and money market funds, for which the carrying amounts are based on the quoted market prices in active markets.

As of March 31, 2023 and December 31, 2022, Level 2 securities consist of highly rated commercial paper, U.S. agency securities, and asset-backed securities, for which fair value is determined through the use of models or other valuation methodologies. The Company had an immaterial amount of unrealized gains on its Level 2 securities as of March 31, 2023 and December 31, 2022.

During the periods presented, the Company did not have any Level 3 securities.

The following tables set forth the financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds (1)	$65,819	$65,819	$—	$—
Commercial paper (1)	3,992	—	3,992	—
Total cash equivalents	69,811	65,819	3,992	—
Marketable securities:
U.S. treasuries(2)	25,814	25,814	—	—
Commercial paper(2)	112,910	—	112,910	—
U.S. agency securities(2)	53,628	—	53,628	—
Asset-backed securities(2)	1,933	—	1,933	—
Total marketable securities	194,285	25,814	168,471	—
Total cash equivalents and marketable securities	$264,096	$91,633	$172,463	$—

	December 31, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds (1)	$45,739	$45,739	$—	$—
Commercial paper (1)	1,991	—	1,991	—
Total cash equivalents	47,730	45,739	1,991	—
Marketable securities:
U.S. treasuries(2)	65,391	65,391	—	—
Commercial paper(2)	115,061	—	115,061	—
U.S. agency securities(2)	53,455	—	53,455	—
Asset-backed securities(2)	1,914	—	1,914	—
Total marketable securities	235,821	65,391	170,430	—
Total cash equivalents and marketable securities	$283,551	$111,130	$172,421	$—
(1)
Included within cash and cash equivalents on the condensed balance sheet.
(2)
Included within investments in marketable securities, current and investments in marketable securities, non-current on the condensed balance sheet.

4. Marketable Securities

All marketable securities were considered available-for-sale as of March 31, 2023 and December 31, 2022. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type are summarized in the tables below (in thousands):

	March 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries	$25,890	$—	$(76)	$25,814
Commercial paper	113,085	2	(177)	112,910
U.S. agency securities	53,843	5	(220)	53,628
Asset-backed securities	1,936	—	(3)	1,933
Total available-for-sale securities	$194,754	$7	$(476)	$194,285

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries	$65,807	$—	$(416)	$65,391
Commercial paper	115,381	13	(333)	115,061
U.S. agency securities	53,767	15	(327)	53,455
Asset-backed securities	1,914	—	—	1,914
Total available-for-sale securities	$236,869	$28	$(1,076)	$235,821

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of March 31, 2023, the aggregate fair value of securities with remaining maturities of less than one year held by the Company in an unrealized loss position was $194.3 million. As of March 31, 2023, the Company did not hold any securities with remaining maturities of more than one year in an unrealized loss position. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to its credit risk. As a result, the Company determined it did not hold any investments with a credit loss at March 31, 2023.

There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2023, and as a result, there were no reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Advances to suppliers	$2,063	$2,486
Prepaid insurance	668	1,343
Other prepaid expenses	3,480	3,307
Total prepaid expenses and other current assets	$6,211	$7,136

Property and Equipment, Net

Property and equipment, net as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Furniture and fixtures	$321	$321
Computers and network equipment	251	251
Lab equipment	12,503	12,521
Leasehold improvements	304	304
Construction-in-progress	23,553	12,440
Total property and equipment	36,932	25,837
Less: accumulated depreciation	(3,862)	(3,207)
Total property and equipment, net	$33,070	$22,630

Depreciation expense for the three months ended March 31, 2023 and 2022 was $0.7 million and $0.4 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Professional fees	$157	$367
Early exercise liability	118	150
Other accrued expenses	4,889	1,354
Accrued employee termination benefits	2,153	—
Total accrued expenses and other current liabilities	$7,317	$1,871

6. Significant Agreements

Stanford Exclusive License Agreement and Option Agreement

In December 2020, the Company entered into an exclusive license agreement (the “License Agreement”) with The Board of Trustees of the Leland Stanford Junior University (Stanford), pursuant to which Stanford granted the Company a worldwide license to specified technology and patent rights to develop, manufacture and commercialize human prophylactic and therapeutic products. Other than with respect to specified, broadly applicable assays and procedures and subject to retained rights by Stanford, the license is exclusive with respect to human prophylactic and therapeutic products for the treatment of SCD, XSCID and beta thalassemia. The license is non-exclusive with respect to those broadly applicable assays and procedures and with respect to all human prophylactic and therapeutic products other than for the treatment of SCD, XSCID and beta thalassemia.

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

In connection with the License Agreement, the Company reimbursed Stanford $0.2 million for previously incurred patent costs, which were recorded in general and administrative expenses for the year ended December 31, 2020 and in addition, is obligated to reimburse future patent costs. The Company is also obligated to pay annual maintenance fees as follows: $5.0 thousand in the first year, $10.0 thousand in each year 2 and 3, $25.0 thousand in each year 3 through 6, $50.0 thousand each subsequent year until first commercial sale and $200.0 thousand each subsequent year after the first commercial sale. No fees were recorded during the three months ended March 31, 2023. The Company did not record any patent fees during the three months ended March 31, 2023.

The Company is obligated to make future development and regulatory milestone payments in total of up to $5.3 million, sales based milestone payments of up to $7.5 million and royalties on future sales at percentage rates ranging in the low single digits. In addition, if the Company receives any sublicense income, it is required to share it with Stanford as a certain percentage defined for each milestone in the License Agreement. The Company will record the maintenance fees, when payable, and will record milestones when contingencies are resolved and milestones are due. No milestones were achieved and recorded as of March 31, 2023.

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

The term of the First Option Agreement expires 18 months after its effective date, subject to the Company’s right to extend such expiration date by up to an additional one year upon notice to Stanford and by another additional one year upon the reasonable agreement of Stanford. The First Option Agreement will terminate if the License Agreement terminates. On June 23, 2022, the Company exercised its right to extend the term of the First Option Agreement for an additional year. As of March 31, 2023, the Company had not exercised the option under the First Option Agreement and no fees have been paid for the First Option Agreement.

In April 2021, the Company entered into an option agreement (the “Second Option Agreement”) with Stanford to negotiate the license for additional technologies from Stanford. Pursuant to the Second Option Agreement, the Company agreed to pay Stanford option fees in an aggregate amount of $30.0 thousand over the term of the option. On April 13, 2022, the Company entered into an amendment to the Second Option Agreement which extended the term for an additional year. No maintenance fees were paid during the three months ended March 31, 2023. As of March 31, 2023, the Company had not exercised the option under the Second Option Agreement and no fees have been paid for the Second Option Agreement.

LCGM Service Agreement

On August 30, 2021, the Company entered into a Master Manufacturing and Service Agreement with the Laboratory for Cell & Gene Medicine at Stanford (“LCGM MSA”). Pursuant to the LCGM MSA, LCGM will conduct clinical manufacturing, release testing, and product release for nula-cel in the Company’s Phase 1/2 CEDAR clinical trial to treat SCD. During 2021, the Company entered into various SOWs under the LCGM MSA under which it received technology transfer and related services for HBB Beta-Globin Gene Variant for SCD, manufacturing engineer test runs, the exclusive use of a manufacturing suite at the LCGM facility, and Phase 1/2 CEDAR clinical development and manufacturing of the HBB Variant for SCD. During the three months ended March 31, 2023 and 2022, the Company has recognized $1.1 million and $1.5 million, respectively, in research and development expense in connection with the LCGM MSA.

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

During the three months ended March 31, 2023 and 2022, the Company has not recognized any research and development expense in connection with the IDT License Agreement. There are no milestones probable as of March 31, 2023 and 2022; therefore, no milestone payments have been recognized in the three months ended March 31, 2023 and 2022.

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

As of March 31, 2023 and December 31, 2022, the Company posted a security deposit in the amount of $1.6 million in the form of a letter of credit in connection with the Bayside Lease Agreement, which is classified as restricted cash on the condensed balance sheet. In addition, the lessor provided for a tenant improvement allowance of up to $14.9 million, which is expected to be fully utilized. As of March 31, 2023, the Company had recognized $23.3 million of tenant improvements, which was recorded as construction-in-progress and included within property and equipment, net on the Company’s balance sheets.

As of March 31, 2023 and December 31, 2022, there was no right-of-use asset or lease liability recorded on the condensed balance sheet for the Bayside Lease Agreement as the lease has not yet commenced.

7. Commitments and Contingencies

Research and Development Agreements

The Company enters into contracts in the normal course of business with CROs for clinical trials, with CMOs or other vendors for preclinical and clinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time. As of March 31, 2023 and December 31, 2022, there were no amounts accrued related to termination and cancellation charges.

License Agreements

The Company enters into license agreements (Note 6), pursuant to which the Company may acquire or license other patents, patent applications or know-how from various third parties to access intellectual property covering product candidates that the Company is developing. Under these acquisitions or licensing agreements, the Company may be liable for certain diligence obligations and payments, which are contingent upon achieving various development, regulatory and commercial milestones. Also, pursuant to the terms of some of these license agreements, when and if commercial sales of a product commence, the Company may be obligated to pay royalties to such third parties on net sales of the respective products. No such milestones were achieved or probable as of March 31, 2023 and December 31, 2022. All products are in development as of March 31, 2023 and December 31, 2022 and no such royalties were due.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2023 and December 31, 2022, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

8. Operating Leases

As of March 31, 2023, the current and non-current portions of the total liability for operating leases was $3.1 million and $1.4 million, respectively. As of March 31, 2023, the weighted average remaining lease term on the operating leases is 17 months. The weighted average incremental borrowing rate used to determine the operating lease liabilities included on the condensed balance sheet was 8.6%.

Facility leases

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

On November 10, 2021, the Company entered into a sublease agreement for office and lab space located in Brisbane, California. The sublease expires on December 6, 2023. The corresponding right-of-use assets and lease liabilities related to the sublease were recorded on the Company’s balance sheet upon the lease commencement date, which was the date the Company was deemed to have obtained control of the premises.

As of March 31, 2023, the Company had operating lease right-of-use assets of $3.5 million and operating lease liabilities of $3.8 million related to the office suite leases recorded on its condensed balance sheet.

Embedded leases

On May 10, 2021 and August 30, 2021, the Company and LCGM entered into the LCGM MSA and SOW #3, respectively, for the exclusive use of a manufacturing suite at the LCGM facility. Pursuant to the terms of SOW #3, LCGM agreed to provide the Company with certain dedicated space for the clinical manufacturing, release testing, and product release in the Company’s Phase 1/2 CEDAR clinical trial to treat sickle cell disease. The Company concluded that the agreement contains an embedded lease as the Company controls the use of a dedicated manufacturing suite and the equipment therein. The agreement includes fixed lease payments of $5.6 million from inception of lease through April 30, 2023, the expiration date of SOW #3.

The Company and Explora BioLabs, Inc. (“Explora”) entered into a License Service Agreement and Master Services Agreement (together, the “Explora Agreements”) on November 17, 2021 and December 16, 2021, respectively. Pursuant to the terms of the Explora Agreements, Explora agreed to provide a certain dedicated space to perform in vitro or in vivo studies, obtain or house research animals, and provide scientific or technical consultation to the Company. The Company concluded that the agreement contains an embedded lease as the Company controls the use of a dedicated manufacturing suite and the equipment therein. The Explora Agreements contain fixed lease payments of $0.7 million from inception of lease through November 2023.

As of March 31, 2023, the Company had operating lease right-of-use assets of $0.5 million and operating lease liabilities of $0.7 million related to the embedded leases recorded on its condensed balance sheet.

Operating Lease Obligations

As of March 31, 2023, the future minimum lease payments for the Company’s operating leases for each of the years ending December 31 were as follows (in thousands):

Amount
2023 (Remaining nine months)	$2,974
2024	1,468
2025	375
Thereafter	—
Total undiscounted lease payments	4,817
Present value adjustment	(276)
Total net lease liabilities	$4,541

Lease expense was $1.7 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively.

Under the terms of the remaining lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, including non-lease components such as common area maintenance fees, taxes, and insurance.

The following information represents supplemental disclosure for the statement of cash flows related to the operating leases (in thousands):

March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$1,745

9. Common Stock

As of March 31, 2023 and December 31, 2022, the Company was authorized to issue 300,000,000 shares of its common stock with $0.00001 par value per share. Each share of the Company’s common stock is entitled to one vote. In connection with the IPO in June 2021, all outstanding shares of redeemable convertible preferred stock were converted into 30,761,676 shares of common stock. The IPO closed on June 29, 2021, pursuant to which the Company issued and sold 14,000,000 shares of its common stock at a public offering price of $17.00 per share.

On June 29, 2021, the underwriters also exercised their option to purchase an additional 2,100,000 shares of common stock at the IPO price, less the underwriting discounts and commissions. The closing of the offering of the additional shares occurred on July 2, 2021. The Company issued and sold 2,100,000 shares of its common stock at a public offering price of $17.00 per share.

Shares Reserved for Future Issuance

As of March 31, 2023 and December 31, 2022, the Company reserved common stock for future issuances as follows:

	March 31, 2023	December 31, 2022
Outstanding stock option awards	9,840,427	7,755,303
Shares available for future stock option grants	6,235,813	5,382,907
ESPP shares available for future grants	1,318,951	754,951
Total shares reserved for future issuance	17,395,191	13,893,161

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

The Company accounts for shares issued to founders as equity compensation awards and the estimated fair value at the grant date was minimal. 1,615,351 and 1,938,430 shares of founders’ common stock awards were unvested and expected to vest in 1.2 years and 1.5 years as of March 31, 2023 and December 31, 2022, respectively.

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

On June 18, 2021, the Company exercised its right to repurchase an aggregate of 624,845 shares from each founder and investor under the Stanford Adjustment Repurchase Right. As of March 31, 2023, the Company has not exercised the right to repurchase the remaining 16,016 shares.

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

2021 Stock Option and Incentive Plan

In June 2021, the Company’s board of directors approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”) that became effective immediately prior to the date when the Company’s prospectus was declared effective by the SEC on June 24, 2021. The Company initially reserved 5,636,000 shares of common stock for issuance of awards under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2022 and 2023, the number of shares of common stock available under the 2021 Plan increased by 2,900,541 shares and 2,911,088 shares, respectively pursuant to this evergreen provision of the 2021 Plan. The option exercise price of each option will be determined by the Company’s compensation committee but generally may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. The term of each option will be fixed by the Company’s compensation committee and may not exceed ten years from the date of grant. The grant date fair value of all awards made under the 2021 Plan and all other cash compensation paid by the Company to any non-employee director for services as a non-employee director in any calendar year may not exceed $1.0 million for the first year of service and $750.0 thousand for each year of service thereafter.

As of March 31, 2023, there were 6,235,813 shares available for future issuance under the 2021 Plan.

Restricted Stock Awards

During the year ended December 31, 2020, the Company issued 832,983 shares as restricted stock awards under the 2020 Plan. The purchase price of the restricted common stock awards was fair value as determined by the Board at the issuance date. The shares vest monthly over four years with the one-year cliff vesting from the grant date. Upon termination of employment, the Company has the right to repurchase any unvested restricted shares. The repurchase price for unvested shares of common stock will be the lower of (i) the fair market value on the date of repurchase or (ii) their original purchase price. There were no grants of restricted stock awards for the three months ended March 31, 2023 and 2022.

The Company accounted for restricted stock awards as early exercised options and recognized a liability in other liabilities when cash was received for the purchase of shares of restricted stock awards. As shares of restricted stock awards vest, the Company reclassified the liability to common stock and additional paid in capital. As of March 31, 2023 and December 31, 2022, the Company recorded a minimal liability for restricted stock awards included in other liabilities.

There were no shares of restricted stock award shares canceled and repurchased during three months ended March 31, 2023 and 2022. There were 604,734 and 553,443 shares of restricted stock vested as of March 31, 2023 and December 31, 2022, respectively.

Employee Stock Purchase Plan

In June 2021, the Company’s board of directors and stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”) which became effective upon the IPO. Pursuant to the ESPP, certain employees of the Company, excluding consultants and non-employee directors, are eligible to purchase common stock of the Company at a reduced rate during offering periods. The ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to a calendar year limit of $25,000 and at a purchase price of 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the applicable purchase date, which will be the final trading day of the applicable purchase period. The ESPP has two annual purchase periods extending from June to November and December to May.

The Company recorded $0.1 million and $0.1 million in accrued liabilities as of March 31, 2023 and December 31, 2022, respectively. There were no shares issued under the ESPP during the three months ended March 31, 2023 and 2022.

Incentive Stock Options and Nonqualified Stock Options

Stock options issued under the 2020 Plan and 2021 Plan generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the individual award agreements.

A summary of option activity under the 2020 Plan and the 2021 Plan during the three months ended March 31, 2023 is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	7,755,303	$8.47	8.7	$794
Options granted - 2021 Plan	2,933,350	$2.18
Options exercised	—	$—
Options cancelled	(848,226)	$7.93
Outstanding as of March 31, 2023	9,840,427	$6.64	7.8	$1,212
Exercisable	2,890,823	$8.53	6.3	$330
Vested and expected to vest as of March 31, 2023	9,840,427	$6.64	7.8	$1,212

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of March 31, 2023. The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 was $1.53 per share. There were no stock options exercised during the three months ended March 31, 2023 and 2022, respectively.

Early Exercise of Stock Options

The terms of the 2020 Plan permit the exercise of options granted prior to vesting, subject to required approvals. The unvested shares are subject to the repurchase right upon termination of employment at the original purchase price. The repurchase right lapses in 180 days after the termination of the employee’s employment. Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules. Cash received for early exercised stock options is recorded as other liabilities on the condensed balance sheet and is reclassified to common stock and additional paid-in capital as such shares vest. During the three months ended March 31, 2023, the Company repurchased 26,942 shares that were previously early exercised. No shares were repurchased during the three months ended March 31, 2022.

As of March 31, 2023 and December 31, 2022, 391,928 and 554,695 shares, respectively, remained subject to the right of repurchase as a result of the early exercised stock options. The remaining liability related to early exercised shares as of March 31, 2023 and December 31, 2022 was $0.1 million and $0.1 million, respectively, and was recorded within accrued expenses and other liabilities on the Company’s condensed balance sheets.

Stock-Based Compensation Expense

The following table presents the components of stock-based compensation expense for the Company’s stock-based awards for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Restricted stock awards and founders’ common stock awards	$2	$2
ESPP	109	146
Stock options	3,152	3,194
Total stock-based compensation expense	$3,263	$3,342

The above stock-based compensation expense also includes the expenses of $0.4 million related to stock options issued to non-employees during the three months ended March 31, 2023. There was no stock-based compensation expense for options issued to non-employees during the three months ended March 31, 2022.

The following table presents the classification of stock-based compensation expense for the Company’s stock-based awards for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expenses	$1,120	$1,373
General and administrative expenses	2,143	1,969
Total stock-based compensation expense	$3,263	$3,342

As of March 31, 2023 and December 31, 2022 there was $27.5 million and $31.0 million of unrecognized stock-based compensation expense related to the employee and non-employee awards, which is expected to be recognized over a weighted-average period of 2.9 and 2.6 years, respectively.

11. Restructuring Activities

In February 2023, the Company’s board of directors approved a restructuring plan (the “Restructuring Plan”) to reduce the Company’s operating costs and better align its workforce with the needs of its business. The Restructuring Plan eliminated approximately 50% of the Company’s workforce.

Employees affected by the Restructuring Plan obtained involuntary termination benefits that are provided pursuant to a one-time benefit arrangement. For employees who were notified of their termination in February 2023 and have no requirements to provide future service, the Company recognized the liability for the termination benefits in full at fair value in the current period. For employees who are required to render services beyond a minimum retention period to receive their one-time termination benefits, the Company is recognizing the termination benefits ratably over their future service periods. The service periods began in February 2023 and all will end at various dates through June 2023. The Company expects that it will incur approximately $3.4 million of employee termination benefits expense to implement the Restructuring Plan. The Company recorded charges during the three months ended March 31, 2023 of $2.5 million and has included them as operating expenses in the condensed statements of operations and comprehensive loss.

The following table summarizes the Company’s restructuring liability that is included in accrued expenses and other current liabilities in the accompanying condensed balance sheet:

Three Months Ended March 31, 2023
Accrued employee termination benefits beginning balance	$—
Employee termination benefits charges incurred during the period	2,545
Amounts paid or otherwise settled during the period	(430)
Accrued employee termination benefits as of March 31, 2023	$2,115

In addition, the board of directors determined that it was in the best interests of the Company and its stockholders to put in place arrangements designed to provide that the Company will have the continued dedication and commitment of those employees, including executives, determined to be key to the Company’s planned go-forward operations. The Board approved, and management implemented a retention program for certain employees staying with the Company which includes cash retention bonuses totaling $4.0 million for certain retained employees provided that they remain within the Company through the requisite service period of March 1, 2024. As a result, these cash retention bonuses are being accrued over the requisite service period, with $0.3 million recognized during the three months ended March 31, 2023.

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(23,934)	$(25,835)
Denominator:
Weighted-average common shares outstanding	58,208,588	58,010,823
Less: weighted-average unvested restricted shares and shares subject to repurchase	(2,344,113)	(4,005,524)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders	55,864,475	54,005,299
Net loss per share attributable to common stockholders — basic and diluted:	$(0.43)	$(0.48)

Anti-dilutive Outstanding Shares or Equivalents

The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	9,840,427	6,994,758
Common stock subject to vesting or repurchase	2,230,389	4,295,744
Employee Stock Purchase Plan shares	156,263	97,621
Total	12,227,079	11,388,123

13. Income Taxes

During the three months ended March 31, 2023 and 2022, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

14. Subsequent Events

Management has evaluated subsequent events through May 11, 2023 and has determined that there are no subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, and the financial statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the material and other risks that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

In January 2023, we announced a voluntary pause of our Phase 1/2 CEDAR study of nulabeglogene autogedtemcel (nula-cel), for sickle cell disease (SCD) due to a serious adverse event in the first patient dosed, which we concluded is likely related to study treatment. Nula-cel was being developed as a highly differentiated approach to treating SCD, with the potential to directly correct the mutation that causes SCD and restore normal adult hemoglobin (HgbA) expression.

In February 2023, we announced our decision to discontinue the development of nula-cel and initiate a process to explore strategic alternatives. As a result of this decision, we announced a corporate restructuring that resulted in an approximately 50% reduction in our workforce. We also disclosed our intention to continue research activities associated with our early-stage non-genotoxic conditioning program, with the goal of advancing toward one or more potential development candidates.

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

We have incurred significant operating losses since inception. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $264.1 million and an accumulated deficit of $266.3 million. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take at least several years. We may never achieve profitability, and unless and until then, we will need to continue to raise additional capital. Based upon our current operating plan, we estimate that our cash, cash equivalents and investments in marketable securities as of March 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

We expect to continue to incur significant expenses in connection with our ongoing and planned activities, as we:

•
advance product candidates through preclinical studies and clinical trials;
•
manufacture supplies for our preclinical studies and clinical trials;
•
retain key personnel to continue our go-forward operations;
•
operate as a public company;
•
implement and maintain operational, financial and management systems; and
•
obtain, maintain, expand and protect our portfolio of intellectual property rights.

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

The term of the First Option Agreement expires 18 months after its effective date, subject to our right to extend such expiration date by up to an additional one year upon notice to Stanford and by another additional one year upon the reasonable agreement of Stanford. The First Option Agreement will terminate if the License Agreement terminates. On June 23, 2022, we exercised the right to extend the term of the First Option Agreement for an additional year. As of March 31, 2023, we have not exercised the option and no fees have been paid under the First Option Agreement.

In April 2021, we entered into an option agreement (the “Second Option Agreement”) with Stanford to negotiate the license for additional technologies from Stanford. Pursuant to the Second Option Agreement, we agreed to pay Stanford option fees in an aggregate amount of $30.0 thousand over the term of the option. On April 13, 2022, we entered into an amendment to the Second Option Agreement which extended the term for an additional year. As of March 31, 2023, we have not exercised the option and no fees have been paid under the Second Option Agreement.

LCGM Service Agreement

On August 30, 2021, we entered into a Master Manufacturing and Service Agreement with the Laboratory for Cell & Gene Medicine (“LCGM”) at Stanford (“LCGM MSA”). Pursuant to the LCGM MSA, LCGM will conduct clinical manufacturing, release testing, and product release for nula-cel in our Phase 1/2 CEDAR clinical trial to treat SCD. During 2021, we entered into various SOWs under the LCGM MSA under which we received technology transfer and related services for HBB Beta-Globin Gene Variant for SCD, manufacturing engineer test runs, the exclusive use of a manufacturing suite at the LCGM facility, and Phase 1/2 CEDAR clinical development and manufacturing of the HBB Variant for SCD. We have recognized $1.1 million and $1.5 million in research and development expense in connection with the LCGM MSA during the three months ended March 31, 2023 and March 31, 2022, respectively.

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

In consideration of the licenses and rights granted to us under the IDT License Agreement, we agreed to pay to IDT an upfront payment in the amount of $3.0 million and up to $5.3 million (or $8.8 million if we elect to expand the Field as described above to include both the beta thalassemia and lysosomal storage disorders fields) in total regulatory milestone payments. Each regulatory milestone payment is payable once on an indication-by-indication basis. In addition, we have agreed to pay IDT a low single-digit royalty on the net sales of products, subject to reductions in specified circumstances. The acquisition of the license was accounted for as an asset acquisition and as the acquired technology did not have an alternative use, the total consideration of $3.0 million was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2021. During the three months ended March 31, 2023, we have not recognized any research and development expense in connection with the

IDT License Agreement. There are no milestones probable as of March 31, 2023; therefore, no milestone payments have been recognized in the three months ended March 31, 2023.

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

The process of conducting preclinical research is costly and time-consuming. We are unable to determine the duration and completion costs of our research projects or if, when and to what extent they will lead to product candidates and enter into clinical research. Our future research and development costs may vary significantly based on factors such as:

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

General and Administrative Expenses

General and administrative expenses consist primarily of expenses related to employee-related costs, including salaries, benefits and stock-based compensation expense, for our executive, business development, finance and accounting, human resources and other administrative functions; legal services, including relating to intellectual property and corporate matters; accounting, auditing, consulting and tax services; insurance; and facility and other allocated costs not otherwise included in research and development expenses. We expect to continue to incur significant general and administrative expenses for the foreseeable future as we implement our restructuring plan, pursue potential strategic alternatives and conduct our operations generally. We also expect to continue to incur significant expenses associated with being a public company, including costs related to accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with applicable Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Other Income (Expense), Net

Other income (expense), net primarily consists of amounts realized from interest income from the investments in marketable securities.

Results of Operations

Three Months Ended March 31, 2023 and 2022

The following table summarizes our statements of operations and comprehensive loss for the respective periods (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$16,244	$18,246
General and administrative	7,623	7,712
Restructuring costs	2,583	—
Total operating expenses	26,450	25,958
Loss from operations	(26,450)	(25,958)
Other income (expense), net:
Interest income, net	2,587	123
Loss on disposal of assets	(71)	—
Total other income (expense), net	2,516	123
Net loss	$(23,934)	$(25,835)
Unrealized gain (loss) on investments	579	(309)
Comprehensive loss	$(23,355)	$(26,144)

Operating Expenses

Research and Development Expenses

Research and development expenses were $16.2 million for the three months ended March 31, 2023 compared to $18.2 million for the three months ended March 31, 2022, a decrease of $2.0 million. The decrease in research and development expenses was primarily attributable to a decrease of $2.4 million in clinical trial related activities and contract manufacturing activities for our clinical trials and drug supply. This was partially offset by a $0.3 million increase in personnel costs and a $0.1 million increase in other research and development costs primarily related to facilities costs, lease expense and service agreements.

General and Administrative Expenses

General and administrative expenses were $7.6 million for the three months ended March 31, 2023 compared to $7.7 million for the three months ended March 31, 2022, a decrease of $0.1 million. The decrease in general and administrative expenses was comprised of a decrease of $0.2 million in consulting and personnel-related costs, including associated stock-based compensation expense. This was partially offset by a $0.1 million increase in depreciation and amortization expense due to an increase in fixed assets.

Other Income (Expense), Net

The other income (expense), net for the three months ended March 31, 2023 and 2022 was comprised of interest income.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations from inception through March 31, 2023. As of March 31, 2023, we had $264.1 million of cash, cash equivalents and marketable securities and our accumulated deficit was $266.3 million. In June and July 2021, we raised net proceeds of $251.3 million in our IPO, pursuant to which we sold an aggregate of 16,100,000 shares of common stock.

Prior to our IPO, we funded our operations primarily from the sale of redeemable convertible preferred stock and issuance of convertible promissory notes.

On July 21, 2022, we filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $300.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into a Sales Agreement to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our common stock from time to time in “at-the-market” offerings under the 2022 Shelf and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. We have not issued any shares or received any proceeds from any offerings under the 2022 Shelf through May 11, 2023.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(21,074)	$(21,240)
Net cash provided by (used in) investing activities	43,163	(170,666)
Net cash used in financing activities	(8)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$22,081	$(191,906)

Cash Used in Operating Activities

Net cash used in operating activities was $21.1 million for the three months ended March 31, 2023, which was primarily attributable to our net loss of $23.9 million and net changes in operating assets and liabilities of $1.1 million, adjusted for net noncash charges of $3.9 million. Noncash charges included $3.3 million in stock-based compensation expense and $1.6 million in noncash lease expense, which is partially offset by $0.9 million in depreciation and amortization expense.

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

Cash Used in Investing Activities

Net cash provided by investing activities was $43.2 million for the three months ended March 31, 2023, which was primarily attributable to cash received from the maturity of investments of $71.7 million. This was partially offset by cash used the investment in current and non-current marketable securities of $28.1 million and the purchases of lab equipment for use at our headquarters of $0.4 million.

Net cash used in investing activities was $170.7 million for the three months ended March 31, 2022, which was primarily attributable to the investment in current and non-current marketable securities of $154.4 million and $13.0 million, respectively, and the purchases of lab equipment for use at our headquarters of $3.3 million.

Cash Provided by Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 consisted of repurchases of unvested early exercised shares.

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

During the three months ended March 31, 2023, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

This Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, the discussion of our business and operations in this Form 10-Q should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for year ended December 31, 2022 filed with the SEC on March 20, 2023 (as amended, the “Annual Report”), which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. There are no material changes from the risk factors as previously disclosed in our Annual Report.

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

As of March 31, 2023, we have used approximately $149.4 million of the net proceeds received in the IPO. Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. There has been no material change in the planned use of proceeds from our IPO as described in the registration statement on Form S-1. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy.

(c)
Issuer Purchases of Equity Securities

The following table provides stock repurchase activity during each of the months of the three months ended March 31, 2023:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2023 - January 31, 2023	—	$—	—	—
February 1, 2023 - February 28, 2023	26,942	0.30	—	—
March 1, 2023 - March 31, 2023	—	0.30	—	—
Total	26,942	$0.30	—	—
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

10.1#	Form of Retention and Severance Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40532) filed on March 16, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

GRAPHITE BIO, INC.

Date: May 11, 2023	By:	/s/ Josh Lehrer, M.D.
Josh Lehrer, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Alethia Young
Alethia Young
Chief Financial Officer (Principal Financial and Accounting Officer)