Form 10-Q
period 2023-06-30
Graphite Bio, Inc.
filed 2023-08-14
CIK 1815776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the registrant had 57,980,275 shares of common stock, $0.00001 par value per share, outstanding.

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
•
the therapeutic potential of any product candidates, and the disease indications for which we intend to develop any product candidates;
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

i

Graphite Bio, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$128,506	$47,730
Investments in marketable securities, current	118,159	220,499
Assets held for sale	1,628	—
Prepaid expenses and other current assets	2,878	7,136
Total current assets	251,171	275,365
Restricted cash	1,716	1,716
Investments in marketable securities, non-current	—	15,322
Property and equipment, net	17,965	22,630
Operating lease right-of-use assets	15,837	5,580
Other assets	355	1,289
Total assets	$287,044	$321,902
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,720	$2,608
Accrued compensation	2,268	3,799
Accrued research costs	577	720
Accrued expenses and other current liabilities	3,791	1,871
Operating lease liabilities, current	2,914	4,045
Total current liabilities	12,270	13,043
Operating lease liabilities, non-current	50,628	1,749
Other long- term liabilities	—	10,819
Total liabilities	62,898	25,611
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; and no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value, 300,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 57,989,273 and 58,221,760 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	546,067	539,741
Accumulated other comprehensive loss	(271)	(1,048)
Accumulated deficit	(321,651)	(242,403)
Total stockholders’ equity	224,146	296,291
Total liabilities and stockholders’ equity	$287,044	$321,902

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$13,508	$17,777	$29,752	$36,023
General and administrative	7,455	8,999	15,078	16,711
Restructuring and impairment costs	37,196	—	39,779	—
Total operating expenses	58,159	26,776	84,609	52,734
Loss from operations	(58,159)	(26,776)	(84,609)	(52,734)
Other income (expense), net:
Interest income, net	2,845	840	5,432	963
Loss on disposal of assets	—	—	(71)	—
Total other income, net	2,845	840	5,361	963
Net loss	$(55,314)	$(25,936)	$(79,248)	$(51,771)
Unrealized gain (loss) on investments in marketable securities	198	(724)	777	(1,033)
Comprehensive loss	$(55,116)	$(26,660)	$(78,471)	$(52,804)
Net loss per share attributable to common stockholders—basic and diluted	$(0.97)	$(0.48)	$(1.40)	$(0.95)
Weighted-average shares used in computing net loss per share—basic and diluted	56,745,347	54,572,866	56,499,160	54,284,836

The accompanying notes are an integral part of these unaudited condensed financial statements

Graphite Bio, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	58,221,760	$1	$539,741	$(1,048)	$(242,403)	$296,291
Vesting of early exercised shares	—	—	25	—	—	25
Repurchase of unvested early exercised shares	(26,942)	—	—	—	—	—
Stock-based compensation expense	—	—	3,263	—	—	3,263
Unrealized gain on investments in marketable securities	—	—	—	579	—	579
Net loss	—	—	—	—	(23,934)	(23,934)
Balance at March 31, 2023	58,194,818	$1	$543,029	$(469)	$(266,337)	$276,224
Common stock issued upon exercise of options	55,047	—	18	—	—	18
Common stock issued under ESPP	65,222	—	157	—	—	157
Vesting of early exercised shares	—	—	18	—	—	18
Repurchase of founders' shares	(152,694)	—	—	—	—	—
Repurchase of unvested early exercised shares	(173,120)	—	—	—	—	—
Stock-based compensation expense	—	—	2,845	—	—	2,845
Unrealized gain on investments in marketable securities	—	—	—	198	—	198
Net loss	—	—	—	—	(55,314)	(55,314)
Balance at June 30, 2023	57,989,273	$1	$546,067	$(271)	$(321,651)	$224,146

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	58,010,823	$1	$525,400	$—	$(141,351)	$384,050
Stock-based compensation expense	—	—	3,342	—	—	3,342
Vesting of early exercised shares	—	—	51	—	—	51
Unrealized loss on investments in marketable securities	—	—	—	(309)	—	(309)
Net loss	—	—	—	—	(25,835)	(25,835)
Balance at March 31, 2022	58,010,823	$1	$528,793	$(309)	$(167,186)	$361,299
Common stock issued upon exercise of options	43,945	—	13	—	—	13
Common stock issued under ESPP	207,137	—	414	—	—	414
Vesting of early exercised shares	—	—	30	—	—	30
Repurchase of unvested early exercised stock options	(50,713)	—	—	—	—
Stock-based compensation expense	—	—	3,360	—	—	3,360
Unrealized loss on investments in marketable securities	—	—	—	(724)	—	(724)
Net loss	—	—	—	—	(25,936)	(25,936)
Balance at June 30, 2022	58,211,192	$1	$532,610	$(1,033)	$(193,122)	$338,456

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(79,248)	$(51,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Net amortization of premiums and discounts on investments in marketable securities	(2,466)	83
Depreciation and amortization	1,503	1,018
Non-cash lease expense	2,815	2,938
Stock-based compensation expense	6,108	6,702
Loss on sale/ disposal of assets	71	—
Impairment of assets	36,061	—
Changes in assets and liabilities:
Assets held for sale	(1,628)	—
Prepaid expenses and other current assets and other assets	7,109	527
Accounts payable	(1,089)	883
Accrued compensation	(1,531)	(508)
Accrued research costs	(143)	(173)
Accrued expenses and other current liabilities and other liabilities	(53)	55
Operating lease liabilities	(2,238)	(3,088)
Net cash used in operating activities	(34,729)	(43,334)
Cash flows from investing activities:
Purchases of property and equipment	(5,993)	(4,658)
Proceeds from sales of property and equipment	337	—
Purchases of investments in marketable securities	(28,130)	(254,225)
Proceeds from maturities of marketable securities	149,175	—
Net cash provided by (used in) investing activities	115,389	(258,883)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of vested stock options	18	13
Proceeds from employee stock purchase plan	157	414
Repurchase of unvested early exercised shares and founders' shares	(59)	(15)
Net cash provided by financing activities	116	412
Net increase (decrease) in cash, cash equivalents and restricted cash	80,776	(301,805)
Cash, cash equivalents and restricted cash, at beginning of period	49,446	378,692
Cash, cash equivalents and restricted cash, at end of period	$130,222	$76,887
Reconciliation of cash, cash equivalents and restricted cash to statement of financial position:
Cash and cash equivalents	128,506	75,171
Restricted cash	1,716	1,716
Cash, cash equivalents and restricted cash in statement of financial position	$130,222	$76,887
Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchases in accounts payable and accrued expenses	$—	$(395)
Lessor funded lease incentive additions included in property and equipment	$7,193	$—
Proceeds from sale of property and equipment in accounts receivable	$119	$—
Additions to ROU assets from new operating lease liabilities	$31,974	$—
Vesting of early exercised stock options	$43	$96
Repurchase of unvested early exercised shares included in accounts payable	$(6)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Notes to Condensed Financial Statements

(unaudited)

1.
Description of Business, Organization and Liquidity

Organization and Business

Graphite Bio, Inc. (the “Company”) is a clinical-stage, next-generation gene editing company. In January 2023, the Company announced a voluntary pause of its Phase 1/2 CEDAR study of nulabeglogene autogedtemcel (nula-cel), the Company’s lead product candidate for sickle cell disease (SCD), due to a serious adverse event in the first patient dosed, which the Company concluded is likely related to study treatment. Nula-cel was designed to provide a highly differentiated approach with the potential to directly correct the mutation that causes SCD and restore normal adult hemoglobin (HgbA) expression.

In February 2023, the Company announced its decision to discontinue the development of nula-cel and initiate a process to explore strategic alternatives (the "Restructuring Plan"). As a result of this decision, the Company conducted a corporate restructuring that resulted in an approximately 50% reduction in force in February 2023 and an additional reduction in July 2023 that resulted in a total reduction in force of 71.2%. In addition, the Company also intends to sublease some of its facilities to recover a portion of the total costs. Together, these restructuring actions are intended to reduce the Company's operational cash burn in an effort to maximize its strategic optionality.

The Company also disclosed its intention to continue research activities associated with its pre-clinical non-genotoxic conditioning program, with the goal of advancing toward one or more potential development candidates. In August 2023, the Company entered into a license and option agreement, pursuant to which it granted a third-party an option to acquire certain of the Company’s technology and intellectual property related to its nula-cel program and related pre-clinical platform assets. The Company also entered into an asset purchase agreement pursuant to which the Company transferred to another third-party its pre-clinical non-genotoxic conditioning program, including its technology and intellectual property. The Company continues to explore strategic alternatives.

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

Liquidity Matters

The Company has incurred significant operating losses since inception and has primarily relied on private equity and convertible debt financings to fund its operations. As of June 30, 2023, the Company had an accumulated deficit of $321.7 million. The Company expects to continue to incur substantial losses, and its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until then, the Company will need to continue to raise additional capital. Management expects that the existing cash, cash equivalents, and marketable securities of $246.7 million as of June 30, 2023 will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the date of issuance of these unaudited condensed financial statements.

On July 21, 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Shelf”) with the SEC in relation to the registration of up to an aggregate offering price of $300.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the “Sales Agent”), to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of its common stock from time to time in “at-the-market” offerings under the 2022 Shelf and subject to the limitations thereof (the “Sales Agreement”). The Company will pay to the Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. The Company has not issued any shares or received any proceeds from any offerings under the 2022 Shelf through August 14, 2023.

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Condensed Financial Statements

The interim condensed balance sheet as of June 30, 2023 and the condensed statements of operations and comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and the condensed statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of June 30, 2023 and its results of operations for the three and six months ended June 30, 2023 and cash flows for the six months ended June 30, 2023 and 2022. The financial data and the other financial information disclosed in these notes to the financial statements related to the three and six month periods are also unaudited. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These condensed financial statements should be read in conjunction with the Company's audited financial statements and the related notes thereto for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the SEC.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed financial statements for the three and six months ended June 30, 2023 are consistent with those discussed in Note 2 to the condensed financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, except as noted below and within the “Adopted and Recently Issued Accounting Pronouncements” section.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates estimates and assumptions, including but not limited to those related to the fair value of the marketable securities, stock-based compensation expense, accruals for research and development costs, lease assets and liabilities, the valuation of deferred tax assets, valuation of uncertain income tax positions, and impairment of long-lived assets. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2023 and December 31, 2022, cash and cash equivalents consisted of cash, money market funds, and commercial paper.

Restricted Cash

Restricted cash of $1.7 million as of June 30, 2023 and December 31, 2022 represented security deposits in the form of letters of credit issued in connection with the leases of the Company’s headquarters (Notes 6 and 8).

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

Recently Issued and Adopted Accounting Pronouncements

The Company is a smaller reporting company and an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Thus, the Company has elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) the Company is no longer an emerging growth company or (ii) the Company affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. The Company may early adopt certain accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies to the extent early adoption is permitted.

3. Fair Value of Financial Assets

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

As of June 30, 2023 and December 31, 2022, Level 1 securities consist of U.S. Treasury and money market funds, for which the carrying amounts are based on the quoted market prices in active markets.

As of June 30, 2023 and December 31, 2022, Level 2 securities consist of highly rated commercial paper, U.S. agency securities, and asset-backed securities, for which fair value is determined through the use of models or other valuation methodologies. The Company had an immaterial amount of unrealized gains on its Level 2 securities as of June 30, 2023 and December 31, 2022.

During the periods presented, the Company did not have any Level 3 securities.

The following tables set forth the financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds (1)	$128,506	$128,506	$—	$—
Commercial paper (1)	-	—	—	—
Total cash equivalents	128,506	128,506	—	—
Marketable securities:
U.S. treasuries(2)	4,426	4,426	—	—
Commercial paper(2)	58,071	—	58,071	—
U.S. agency securities(2)	53,709	—	53,709	—
Asset-backed securities(2)	1,953	—	1,953	—
Total marketable securities	118,159	4,426	113,733	—
Total cash equivalents and marketable securities	$246,665	$132,932	$113,733	$—

	December 31, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds (1)	$45,739	$45,739	$—	$—
Commercial paper (1)	1,991	—	1,991	—
Total cash equivalents	47,730	45,739	1,991	—
Marketable securities:
U.S. treasuries(2)	65,391	65,391	—	—
Commercial paper(2)	115,061	—	115,061	—
U.S. agency securities(2)	53,455	—	53,455	—
Asset-backed securities(2)	1,914	—	1,914	—
Total marketable securities	235,821	65,391	170,430	—
Total cash equivalents and marketable securities	$283,551	$111,130	$172,421	$—
(1)
Included within cash and cash equivalents on the condensed balance sheet.
(2)
Included within investments in marketable securities, current and investments in marketable securities, non-current on the condensed balance sheet.

4. Marketable Securities

All marketable securities were considered available-for-sale as of June 30, 2023 and December 31, 2022. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type are summarized in the tables below (in thousands):

	June 30, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries	$4,447	$—	$(21)	$4,426
Commercial paper	58,103	6	(38)	58,071
U.S. agency securities	53,922	—	(213)	53,709
Asset-backed securities	1,958	—	(5)	1,953
Total available-for-sale securities	$118,430	$6	$(277)	$118,159

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries	$65,807	$—	$(416)	$65,391
Commercial paper	115,381	13	(333)	115,061
U.S. agency securities	53,767	15	(327)	53,455
Asset-backed securities	1,914	—	—	1,914
Total available-for-sale securities	$236,869	$28	$(1,076)	$235,821

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of June 30, 2023, the aggregate fair value of securities with remaining maturities of less than one year held by the Company in an unrealized loss position was $118.2 million. As of June 30, 2023, the Company did not hold any securities with remaining maturities of more than one year in an unrealized loss position. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to its credit risk. As a result, the Company determined it did not hold any investments with a credit loss at June 30, 2023.

There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and six months ended June 30, 2023, and as a result, there were no reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Advances to suppliers	$39	$2,486
Prepaid insurance	19	1,343
Other prepaid expenses	2,820	3,307
Total prepaid expenses and other current assets	$2,878	$7,136

Property and Equipment, Net

Property and equipment, net as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Furniture and fixtures	$1,283	$321
Computers and network equipment	251	251
Lab equipment	8,034	12,521
Leasehold improvements	11,427	304
Construction-in-progress	245	12,440
Total property and equipment	21,240	25,837
Less: accumulated depreciation	(3,275)	(3,207)
Total property and equipment, net	17,965	22,630

Depreciation expense for the three and six months ended June 30, 2023 was $0.8 million and $1.5 million, respectively. Depreciation expense for the three and six months ended June 30, 2022 was $0.6 million and $1.0 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Professional fees	$234	$367
Early exercise liability	55	150
Other accrued expenses	3,063	1,354
Accrued employee termination benefits	439	—
Total accrued expenses and other current liabilities	$3,791	$1,871

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

In connection with the License Agreement, the Company reimbursed Stanford $0.2 million for previously incurred patent costs, which were recorded in general and administrative expenses for the year ended December 31, 2020 and in addition, is obligated to reimburse future patent costs. The Company is also obligated to pay annual maintenance fees as follows: $5.0 thousand in the first year, $10.0 thousand in each year 2 and 3, $25.0 thousand in each year 3 through 6, $50.0 thousand each subsequent year until first commercial sale and $200.0 thousand each subsequent year after the first commercial sale. No fees were recorded during the three and six months ended June 30, 2023. The Company did not record any patent fees during the three and six months ended June 30, 2023.

The Company is obligated to make future development and regulatory milestone payments in total of up to $5.3 million, sales based milestone payments of up to $7.5 million and royalties on future sales at percentage rates ranging in the low single digits. In addition, if the Company receives any sublicense income, it is required to share it with Stanford as a certain percentage defined for each milestone in the License Agreement. The Company will record the maintenance fees, when payable, and will record milestones when contingencies are resolved and milestones are due. No milestones were achieved and recorded as of June 30, 2023.

In January 2021, the Company entered into an option agreement (the “First Option Agreement”) with Stanford, pursuant to which Stanford granted the Company the right to obtain a license to specified patent rights relating to human prophylactic and therapeutic products. The Company may exercise the option in whole or in part to obtain a license under one or more of the optioned patent rights.

Subject to the Company’s exercise of the option under the First Option Agreement and its execution of an amendment to the License Agreement that incorporates the optioned patent rights and any optioned technology, the Company has agreed to issue to Stanford 132,137 shares of its common stock and pay a license execution fee of $10.0 thousand.

The term of the First Option Agreement expires 18 months after its effective date, subject to the Company’s right to extend such expiration date by up to an additional one year upon notice to Stanford and by another additional one year upon the reasonable agreement of Stanford. The First Option Agreement will terminate if the License Agreement terminates. On June 23, 2022, the Company exercised its right to extend the term of the First Option Agreement for an additional year. On June 6, 2023, the Company and Stanford agreed to extend the term of the First Option Agreement for another additional year. As of June 30, 2023, the Company had not exercised the option under the First Option Agreement and no fees have been paid for the First Option Agreement.

In April 2021, the Company entered into an option agreement (the “Second Option Agreement”) with Stanford to negotiate the license for additional technologies from Stanford. Pursuant to the Second Option Agreement, the Company agreed to pay Stanford option fees in an aggregate amount of $30.0 thousand over the term of the option. On April 13, 2022, the Company entered into an amendment to the Second Option Agreement which extended the term for an additional year. On March 8, 2023, the Company terminated the Second Option Agreement without exercising the option to negotiate a license for additional technologies from Stanford. No maintenance fees were paid during the three and six months ended June 30, 2023.

LCGM Service Agreement

On August 30, 2021, the Company entered into a Master Manufacturing and Service Agreement with the Laboratory for Cell & Gene Medicine at Stanford (“LCGM MSA”). Pursuant to the LCGM MSA, LCGM will conduct clinical manufacturing, release testing, and product release for nula-cel in the Company’s Phase 1/2 CEDAR clinical trial to treat SCD. During 2021, the Company entered into various SOWs under the LCGM MSA under which it received technology transfer and related services for HBB Beta-Globin Gene Variant for SCD, manufacturing engineer test runs, the exclusive use of a manufacturing suite at the LCGM facility, and Phase 1/2 CEDAR clinical development and manufacturing of the HBB Variant for SCD. During the three months ended June 30, 2023, the Company did not recognize any research and development expense in connection with the LCGM MSA. The Company recognized $1.1 million during the six months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company recognized $1.3 million and $2.8 million, respectively, in research and development expense in connection with the LCGM MSA. As of June 30, 2023, the Company does not expect to incur any additional expenses associated with the LCGM MSA.

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

During the three and six months ended June 30, 2023, the Company has not recognized any research and development expense in connection with the IDT License Agreement. There are no milestones probable as of June 30, 2023 and 2022; therefore, no milestone payments have been recognized in the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, the Company does not expect to incur any additional expenses associated with the IDT License Agreement.

7. Commitments and Contingencies

Research and Development Agreements

The Company enters into contracts in the normal course of business with CROs for clinical trials, with CMOs or other vendors for preclinical and clinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time. As of June 30, 2023 and December 31, 2022, there were no amounts accrued related to termination and cancellation charges.

License Agreements

The Company enters into license agreements (Note 6), pursuant to which the Company may acquire or license other patents, patent applications or know-how from various third parties to access intellectual property covering product candidates that the Company is developing. Under these acquisitions or licensing agreements, the Company may be liable for certain diligence obligations and payments, which are contingent upon achieving various development, regulatory and commercial milestones. Also, pursuant to the terms of some of these license agreements, when and if commercial sales of a product commence, the Company may be obligated to pay royalties to such third parties on net sales of the respective products. No such milestones were achieved or probable as of June 30, 2023 and December 31, 2022. All products are in development as of June 30, 2023 and December 31, 2022 and no such royalties were due.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2023 and December 31, 2022, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

8. Operating Leases

As of June 30, 2023, the current and non-current portions of the total liability for operating leases was $2.9 million and $50.6 million, respectively. As of June 30, 2023, the weighted average remaining lease term on the operating leases is 111 months. The weighted average incremental borrowing rate used to determine the operating lease liabilities included on the condensed balance sheet was 10.9%.

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

On December 16, 2021, the Company entered into a lease agreement with Bayside Area Development, LLC (“Bayside”) for 85,165 square feet of office and laboratory space in South San Francisco, CA. The lease for the office and laboratory space commenced in April 2023. The term of the lease is 120 months with the option to extend the term up to an additional ten years. This option to extend the lease term was not determined to be reasonably certain and therefore has not been included in the Company’s calculation of the associated operating lease liability under ASC 842. During the three and six months ended June 30, 2023, the Company took possession of the Bayside lease and recognized a $32.0 million right-of-use asset and corresponding lease liability upon the lease commencement date. In addition, the Company recognized $27.2 million in leasehold improvements. Bayside provided a tenant improvement allowance of up to $14.9 million, of which $14.7 million was utilized and recorded in lease liability.

In connection with the Restructuring Plan, the Company has determined that it will not utilize this facility for purposes of its own operations, and as a result, intends to sublease the vacant space to recover a portion of the total cost upon recognition of the lease. The Company performed a recoverability test by comparing the future cash flows attributable to the asset group to the carrying value of the long-lived assets. Future cash flows were estimated using comparable laboratory and office facilities lease terms discounted at a market discount rate over the remaining term of the Company's lease. For the three and six months ended June 30, 2023, the Company recorded a non-cash impairment of $35.0 million to the right-of-use asset and related leasehold improvements, which was included in restructuring and impairment costs in the condensed statements of operations and comprehensive loss.

As of June 30, 2023, the Company had operating lease right-of-use assets of $15.8 million and operating lease liabilities of $53.4 million related to the office suite leases recorded on its condensed balance sheet.

Embedded leases

On May 10, 2021 and August 30, 2021, the Company and LCGM entered into the LCGM MSA and SOW #3, respectively, for the exclusive use of a manufacturing suite at the LCGM facility. Pursuant to the terms of SOW #3, LCGM agreed to provide the Company with certain dedicated space for the clinical manufacturing, release testing, and product release in the Company’s Phase 1/2 CEDAR clinical trial to treat sickle cell disease. The Company concluded that the agreement contains an embedded lease as the Company controls the use of a dedicated manufacturing suite and the equipment therein. The agreement includes fixed lease payments of $5.6 million from inception of lease through April 30, 2023, the expiration date of SOW #3. As of June 30, 2023, the Company has paid all fixed lease payments on the LCGM embedded lease.

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

As of June 30, 2023, the Company had operating lease right-of-use assets of $0.2 million and operating lease liabilities of $0.1 million related to the embedded leases recorded on its condensed balance sheet.

Operating Lease Obligations

As of June 30, 2023, the future minimum lease payments for the Company’s operating leases for each of the years ending December 31 were as follows (in thousands):

Amount
2023 (Remaining six months)	$4,024
2024	9,177
2025	8,336
2026	8,223
2027	8,493
Thereafter	50,103
Total undiscounted lease payments	88,356
Present value adjustment	(34,814)
Total net lease liabilities	$53,542

Lease expense was $2.3 million and $4.0 million for the three and six months ended June 30, 2023, respectively. Lease expense was $1.6 million and $3.3 million for the three and six months ended June 30, 2022, respectively.

Under the terms of the remaining lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $0.7 million and $1.1 million for the three and six months ended June 30, 2023, respectively, including non-lease components such as common area maintenance fees, taxes, and insurance. Variable lease payments for operating leases were $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively.

The following information represents supplemental disclosure for the statement of cash flows related to the operating leases (in thousands):

June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$2,956

9. Common Stock

As of June 30, 2023 and December 31, 2022, the Company was authorized to issue 300,000,000 shares of its common stock with $0.00001 par value per share. Each share of the Company’s common stock is entitled to one vote. In connection with the IPO in June 2021, all outstanding shares of redeemable convertible preferred stock were converted into 30,761,676 shares of common stock. The IPO closed on June 29, 2021, pursuant to which the Company issued and sold 14,000,000 shares of its common stock at a public offering price of $17.00 per share.

On June 29, 2021, the underwriters also exercised their option to purchase an additional 2,100,000 shares of common stock at the IPO price, less the underwriting discounts and commissions. The closing of the offering of the additional shares occurred on July 2, 2021. The Company issued and sold 2,100,000 shares of its common stock at a public offering price of $17.00 per share.

Shares Reserved for Future Issuance

As of June 30, 2023 and December 31, 2022, the Company reserved common stock for future issuances as follows:

	June 30, 2023	December 31, 2022
Outstanding stock option awards	9,005,490	7,755,303
Shares available for future stock option grants	7,188,823	5,382,907
ESPP shares available for future grants	1,253,729	754,951
Total shares reserved for future issuance	17,448,042	13,893,161

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

The Company accounts for shares issued to founders as equity compensation awards and the estimated fair value at the grant date was minimal. During the three and six months ended June 30, 2023, the Company repurchased 152,694 shares of founders' common stock awards. 1,172,289 and 1,938,430 shares of founders’ common stock awards were unvested and expected to vest in 1.0 years and 1.5 years as of June 30, 2023 and December 31, 2022, respectively.

Stanford Adjustment Repurchase Right

Upon the issuance of shares of common stock to Stanford pursuant to the License Agreement, as discussed in Note 6, the Company has a right to repurchase from each founder and an investor a number of shares of common stock equal to the number of shares issued to Stanford multiplied by the applicable number of shares issued to the founder or investor, as applicable, divided by 7,273,848 shares (a fully diluted number of shares of the Company at the end of March 2020, after the founders' and investor’s shares were approved by the board of directors). The Stanford Adjustment Repurchase Right may be exercised by the Company within six months following the date of the issuance of the shares of common stock to Stanford. The repurchase price per share is equal to the lower of (i) the purchase price, subject to adjustment in the event of any reorganization, recapitalization, reclassification, etc., or (ii) the current fair market value as of the date the Company elects to exercise its Stanford Adjustment Repurchase Right.

On May 7, 2021, the Company issued an aggregate of 640,861 shares of the Company’s common stock to Stanford and certain individuals designated by Stanford in consideration for rights granted to the Company under the Company’s exclusive license agreement.

On June 18, 2021, the Company exercised its right to repurchase an aggregate of 624,845 shares from each founder and investor under the Stanford Adjustment Repurchase Right. As of June 30, 2023, the Company has not exercised the right to repurchase the remaining 16,016 shares.

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

As of June 30, 2023, there were 7,188,823 shares available for future issuance under the 2021 Plan.

Restricted Stock Awards

During the year ended December 31, 2020, the Company issued 832,983 shares as restricted stock awards under the 2020 Plan. The purchase price of the restricted common stock awards was fair value as determined by the Board at the issuance date. The shares vest monthly over four years with the one-year cliff vesting from the grant date. Upon termination of employment, the Company has the right to repurchase any unvested restricted shares. The repurchase price for unvested shares of common stock will be the lower of (i) the fair market value on the date of repurchase or (ii) their original purchase price. There were no grants of restricted stock awards for the three and six months ended June 30, 2023 and 2022.

The Company accounted for restricted stock awards as early exercised options and recognized a liability in other liabilities when cash was received for the purchase of shares of restricted stock awards. As shares of restricted stock awards vest, the Company reclassified the liability to common stock and additional paid in capital. As of June 30, 2023 and December 31, 2022, the Company recorded a minimal liability for restricted stock awards included in other liabilities.

There were 9,594 shares of restricted stock award shares canceled and repurchased during the three and six months ended June 30, 2023. No shares were canceled and repurchased during the three and six months ended June 30, 2022. There were 653,970 and 553,443 shares of restricted stock vested as of June 30, 2023 and December 31, 2022, respectively.

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

The Company recorded a minimal liability for ESPP in accrued liabilities as of June 30, 2023 and December 31, 2022. The Company issued 65,222 shares under the ESPP during the three and six months ended June 30, 2023. 207,137 shares were issued under the ESPP during the three and six months ended June 30, 2022.

Incentive Stock Options and Nonqualified Stock Options

Stock options issued under the 2020 Plan and 2021 Plan generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the individual award agreements.

A summary of option activity under the 2020 Plan and the 2021 Plan during the six months ended June 30, 2023 is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	7,755,303	$8.47	8.67	$794
Options granted - 2021 Plan	2,996,400	$2.19
Options exercised	(55,047)	$0.32
Options cancelled	(1,691,166)	$7.77
Outstanding as of June 30, 2023	9,005,490	$6.56	6.9	$1,467
Exercisable	3,602,188	$7.98	6.0	$348
Vested and expected to vest as of June 30, 2023	9,005,490	$6.56	6.9	$1,467

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of June 30, 2023. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2023 was $2.60 and $1.54 per share, respectively. There were 55,047 stock options exercised during the three and six months ended June 30, 2023.

Early Exercise of Stock Options

The terms of the 2020 Plan permit the exercise of options granted prior to vesting, subject to required approvals. The unvested shares are subject to the repurchase right upon termination of employment at the original purchase price. The repurchase right lapses in 180 days after the termination of the employee’s employment. Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules. Cash received for early exercised stock options is recorded as other liabilities on the balance sheet and is reclassified to common stock and additional paid-in capital as such shares vest. During the three and six months ended June 30, 2023, the Company repurchased 163,526 and 190,468 shares, respectively, that were previously early exercised. The Company repurchased 50,713 shares that were previously early exercised during the three and six months ended June 30, 2022.

As of June 30, 2023 and December 31, 2022, 182,464 and 554,695 shares, respectively, remained subject to the right of repurchase as a result of the early exercised stock options. The remaining liability related to early exercised shares as of June 30, 2023 and December 31, 2022 was $0.1 million and $0.1 million, respectively, and was recorded within accrued expenses and other liabilities on the Company’s condensed balance sheets.

Stock-Based Compensation Expense

The following table presents the components of stock-based compensation expense for the Company’s stock-based awards for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock awards and founders’ common stock awards	$2	$2	$4	$4
ESPP	(14)	112	95	258
Stock options	2,857	3,246	6,009	6,440
Total stock-based compensation expense	$2,845	$3,360	$6,108	$6,702

The above stock-based compensation expense also includes the expenses of $0.3 million and $0.7 million related to stock options issued to non-employees during the three and six months ended June 30, 2023, respectively. There was $0.1 million in stock-based compensation expense for options issued to non-employees during the three and six months ended June 30, 2022.

The following table presents the classification of stock-based compensation expense for the Company’s stock-based awards for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expenses	$747	$1,259	$1,867	$2,632
General and administrative expenses	2,098	2,101	4,241	4,070
Total stock-based compensation expense	$2,845	$3,360	$6,108	$6,702

As of June 30, 2023 and December 31, 2022 there was $20.8 million and $31.0 million of unrecognized stock-based compensation expense related to the employee and non-employee awards, which is expected to be recognized over a weighted-average period of 2.8 and 2.6 years, respectively.

11. Restructuring Activities

As a result of the Restructuring Plan discussed in Note 1, the Company eliminated approximately 71.2% of its workforce.

Employees affected by the Restructuring Plan obtained involuntary termination benefits that are provided pursuant to a one-time benefit arrangement. For employees who were notified of their termination in February 2023 and have no requirements to provide future service, the Company recognized the liability for the termination benefits in full at fair value in the current period. For employees who are required to render services beyond a minimum retention period to receive their one-time termination benefits, the Company is recognizing the termination benefits ratably over their future service periods. The service periods began in February 2023 and all will end at various dates through September 2023. The Company recorded charges during the six months ended June 30, 2023 of $3.3 million, which was included in restructuring and impairment costs in the condensed statements of operations and comprehensive loss.

The following table summarizes the Company’s restructuring liability that is included in accrued expenses and other current liabilities in the accompanying condensed balance sheet:

Six Months Ended June 30, 2023
Accrued employee termination benefits beginning balance	$—
Employee termination benefits charges incurred during the period	3,345
Amounts paid or otherwise settled during the period	(2,941)
Accrued employee termination benefits as of June 30, 2023	$404

In addition, the board of directors determined that it was in the best interests of the Company and its stockholders to put in place arrangements designed to provide that the Company will have the continued dedication and commitment of those employees, including executives, determined to be key to the Company’s planned go-forward operations. The Board approved, and management implemented, a retention program for certain employees staying with the Company which includes cash retention bonuses totaling $4.0 million for certain retained employees provided that they remain within the Company through the requisite service period of March 1, 2024. As a result, these cash retention bonuses are being accrued over the requisite service period, with $0.9 million and $1.2 million recognized during the three and six months ended June 30, 2023, respectively.

In June 2023, the Company committed to a plan to sell certain of its lab equipment associated with the Restructuring Plan. As of June 30, 2023, the Company had $2.7 million in assets on the condensed balance sheet meeting the criteria of held for sale. These assets are recognized at the lower of cost or fair value less cost to sell using market approach. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to a mix of unobservable inputs utilized such as independent research in the market as well as actual quotes from market participants. During the three and six months ended June 30, 2023, the Company recorded an impairment charge, which was included in restructuring and impairment costs in the condensed statements of operations and comprehensive loss, of $1.1 million. Subsequent changes to the estimated selling price of assets held for sale are recorded as gains or losses to the condensed statements of operations and comprehensive loss wherein the recognition of subsequent gains is limited to the cumulative loss previously recognized. The remaining value of $1.6 million is recognized on the condensed balance sheet under the line item assets held for sale.

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(55,314)	$(25,936)	$(79,248)	$(51,771)
Denominator:
Weighted-average common shares outstanding	58,051,253	58,056,643	58,110,011	58,033,859
Less: weighted-average unvested restricted shares and shares subject to repurchase	(1,305,906)	(3,483,777)	(1,610,851)	(3,749,023)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders	56,745,347	54,572,866	56,499,160	54,284,836
Net loss per share attributable to common stockholders — basic and diluted:	$(0.97)	$(0.48)	$(1.40)	$(0.95)

Anti-dilutive Outstanding Shares or Equivalents

The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	9,005,490	7,661,716	9,005,490	7,661,716
Common stock subject to vesting or repurchase	1,519,027	3,774,117	1,519,027	3,774,117
Employee Stock Purchase Plan shares	60,248	142,525	60,248	142,525
Total	10,584,765	11,578,358	10,584,765	11,578,358

13. Income Taxes

During the six months ended June 30, 2023 and 2022, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

14. Subsequent Events

Sale of Non-Genotoxic Targeted Conditioning Technology Assets

On August 1, 2023, the Company entered into an asset purchase agreement (the “APA”) with a third party pursuant to which the Company sold to the counterparty, concurrently with the execution of the APA, certain assets related to the Company’s non-genotoxic conditioning technology in exchange for upfront and contingent milestone payments totaling up to approximately $1.5 million in the aggregate and reimbursement of certain research and development amounts incurred prior to closing, as well as royalties on net sales by the acquirer of certain products incorporating the acquired technology, potential fees upon the completion of certain transactions by the acquirer, and reimbursement of certain research and development amounts incurred prior to closing of approximately $0.6 million.

License and Option to Acquire Nula-Cel Assets

On August 4, 2023, the Company entered into a license and option agreement (the “LOA”) with a third party pursuant to which the Company exclusively licensed to the counterparty, and granted the counterparty an option to acquire, certain intellectual property and materials related to the Company’s nulabeglogene autogedtemcel (nula-cel) program and related pre-clinical platform assets. Exercise of the option is contingent on the counterparty timely achieving a financing milestone, and all rights to the intellectual property and materials will revert to the Company if the milestone is not achieved or if the counterparty elects not to exercise the option. In return for this license and option, the Company received an equity interest in the counterparty representing 20% of all outstanding shares on a fully diluted basis.

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

Overview

We are a clinical-stage, next-generation gene editing company. In January 2023, we announced a voluntary pause of our Phase 1/2 CEDAR study of nulabeglogene autogedtemcel (nula-cel), for sickle cell disease (SCD) due to a serious adverse event in the first patient dosed, which we concluded is likely related to study treatment. Nula-cel was being developed as a highly differentiated approach to treating SCD, with the potential to directly correct the mutation that causes SCD and restore normal adult hemoglobin (HgbA) expression.

In February 2023, we announced our decision to discontinue the development of nula-cel and initiate a process to explore strategic alternatives. As a result of this decision, we announced a corporate restructuring that resulted in an approximately 71.2% reduction in our workforce. We also disclosed our intention to continue research activities associated with our pre-clinical non-genotoxic conditioning program, with the goal of advancing toward one or more potential development candidates. As part of the corporate restructuring, we also elected not to utilize the portion of our facilities space subject to our lease agreement with Bayside Area Development for purposes of our own operations and intend to sublease the vacant space to recover a portion of the total cost. We will remain obligated for all rent payments until a sub-lessee or new tenant can be found.

In August 2023, we entered into a license and option agreement, pursuant to which we granted a third-party an option to acquire certain of our technology and intellectual property related to our nula-cel program and related pre-clinical platform assets. We also entered into an asset purchase agreement pursuant to which we transferred to another third-party our pre-clinical non-genotoxic conditioning program, including technology and intellectual property, while we continue to explore strategic alternatives.

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

Since our inception in June 2017, we have devoted substantially all of our resources to performing research and development, enabling manufacturing activities in support of our product development efforts, hiring personnel, acquiring and developing our technology and product candidates, organizing and staffing our Company, performing business planning, establishing our intellectual property portfolio, raising capital and providing general and administrative support for these activities. We have had one product candidate that has an accepted IND. All of our other product candidates were in preclinical development, and we do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with an aggregate of $197.7 million in aggregate gross proceeds from the sales of our redeemable convertible preferred stock and the issuance of convertible notes. In June and July 2021, we completed our initial public offering (“IPO”) and issued 16,100,000 shares of our common stock for $17.00 a share with a total net proceeds of approximately $251.3 million, and total underwriting costs of $19.1 million and issuance costs of $3.2 million. We will continue to require additional capital to fund our operations for the foreseeable future and ensure we have adequate personnel, pay for accounting, audit, legal, and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission (“SEC”), director and officer liability insurance and other expenses associated with operating as a public company. Accordingly, until such time as we can generate significant revenue from product sales, if ever, we expect to finance our cash needs through public or private equity or debt financings, and collaborations, strategic alliances and licensing arrangements with third parties.

We have incurred significant operating losses since inception. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $246.7 million and an accumulated deficit of $321.7 million. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we do not expect to occur in the foreseeable future. We may never achieve profitability, and unless and until then, we will need to continue to raise additional capital. Based upon our current operating plan, we estimate that our cash, cash equivalents and investments in marketable securities as of June 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We expect to continue to incur significant expenses and operating losses for the foreseeable future, as we conduct limited research and development activities, seek regulatory approvals for our pipeline candidates, if any, manufacture drug product and drug supply, continue to operate as a public company, and maintain and expand our intellectual property portfolio.

We expect to continue to incur significant expenses in connection with our ongoing and planned activities, as we:

•
advance any product candidates through preclinical studies and clinical trials;
•
manufacture supplies for our preclinical studies and clinical trials;
•
retain key personnel to continue our go-forward operations;
•
operate as a public company;
•
explore and execute on our strategic alternative process or a potential strategic transaction;
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

The term of the First Option Agreement expires 18 months after its effective date, subject to our right to extend such expiration date by up to an additional one year upon notice to Stanford and by another additional one year upon the reasonable agreement of Stanford. The First Option Agreement will terminate if the License Agreement terminates. On June 23, 2022, we exercised the right to extend the term of the First Option Agreement for an additional year. As of June 30, 2023, we have not exercised the option and no fees have been paid under the First Option Agreement.

In April 2021, we entered into an option agreement (the “Second Option Agreement”) with Stanford to negotiate the license for additional technologies from Stanford. Pursuant to the Second Option Agreement, we agreed to pay Stanford option fees in an aggregate amount of $30.0 thousand over the term of the option. On April 13, 2022, we entered into an amendment to the Second Option Agreement which extended the term for an additional year. As of June 30, 2023, we have not exercised the option and no fees have been paid under the Second Option Agreement.

LCGM Service Agreement

On August 30, 2021, we entered into a Master Manufacturing and Service Agreement with the Laboratory for Cell & Gene Medicine (“LCGM”) at Stanford (“LCGM MSA”). Pursuant to the LCGM MSA, LCGM will conduct clinical manufacturing, release testing, and product release for nula-cel in our Phase 1/2 CEDAR clinical trial to treat SCD. During 2021, we entered into various SOWs under the LCGM MSA under which we received technology transfer and related services for HBB Beta-Globin Gene Variant for SCD, manufacturing engineer test runs, the exclusive use of a manufacturing suite at the LCGM facility, and Phase 1/2 CEDAR clinical development and manufacturing of the HBB Variant for SCD. During the three months ended June 30, 2023, we did not recognize any research and development expense in connection with the LCGM MSA. We recognized $1.1 million during the six months ended June 30, 2023. We recognized $1.3 million and $2.8 million during the three and six months ended June 30, 2022, respectively, in research and development expense in connection with the LCGM MSA. As of June 30, 2023, we do not expect to incur any additional expenses associated with the LCGM MSA.

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

In consideration of the licenses and rights granted to us under the IDT License Agreement, we agreed to pay to IDT an upfront payment in the amount of $3.0 million and up to $5.3 million (or $8.8 million if we elect to expand the Field as described above to include both the beta thalassemia and lysosomal storage disorders fields) in total regulatory milestone payments. Each regulatory milestone payment is payable once on an indication-by-indication basis. In addition, we have agreed to pay IDT a low single-digit royalty on the net sales of products, subject to reductions in specified circumstances. The acquisition of the license was accounted for as an asset acquisition and as the acquired technology did not have an alternative use, the total consideration of $3.0 million was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2021. During the six months ended June 30, 2023, we have not recognized any research and development expense in connection with the IDT License Agreement. There are no milestones probable as of June 30, 2023; therefore, no milestone payments have been recognized in the six months ended June 30, 2023.

The IDT License Agreement remains in effect on a country-by-country and product-by-product basis until the expiration of the royalty term for such product in such jurisdiction. We and IDT each have the right to terminate the IDT License Agreement for the other party’s material breach of its obligations under the IDT License Agreement, subject to specified rights to cure. Additionally, we may terminate the IDT License Agreement for any reason upon written notice. As of June 30, 2023, we do not expect to incur any additional expenses associated with the IDT License Agreement.

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
•
changes in the standard of care on which a clinical development plan was based, which may require new or additional trials; and
•
the extent to which we establish additional strategic collaborations or other arrangements.

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

Results of Operations

Three Months Ended June 30, 2023 and 2022

The following table summarizes our statements of operations and comprehensive loss for the respective periods (in thousands):

	Three Months Ended June 30,
	2023	2022
Operating expenses:
Research and development	$13,508	$17,777
General and administrative	7,455	8,999
Restructuring and impairment costs	37,196	—
Total operating expenses	58,159	26,776
Loss from operations	(58,159)	(26,776)
Other income (expense), net:
Interest income, net	2,845	840
Loss on disposal of assets	-	—
Total other income (expense), net	2,845	840
Net loss	$(55,314)	$(25,936)
Unrealized gain (loss) on investments	198	(724)
Comprehensive loss	$(55,116)	$(26,660)

Operating Expenses

Research and Development Expenses

Research and development expenses were $13.5 million for the three months ended June 30, 2023 compared to $17.8 million for the three months ended June 30, 2022, a decrease of $4.3 million. The decrease in research and development expenses was primarily attributable to a decrease of $2.6 million in clinical trial related activities and contract manufacturing activities for our clinical trials and drug supply, a decrease of $1.6 million in personnel costs, and a decrease of $0.1 million in other research and development costs primarily related to facilities costs, lease expense and service agreements.

General and Administrative Expenses

General and administrative expenses were $7.5 million for the three months ended June 30, 2023 compared to $9.0 million for the three months ended June 30, 2022, a decrease of $1.5 million. The decrease in general and administrative expenses was comprised of a decrease of $2.0 million in consulting and personnel-related costs, including associated stock-based compensation expense. This was partially offset by a $0.5 million increase in facility costs, lease expense, and depreciation and amortization expense due to an increase in fixed assets.

Restructuring and Impairment Costs

Restructuring and impairment costs for the three months ended June 30, 2023 consisted primarily of costs incurred related to the corporate restructuring, including $35.0 million of non-cash impairment related to the decision not to utilize the Bayside Area Development lease, $1.1 million related to the impairment of assets held for sale for planned disposition of certain lab equipment, $0.8 million related to severance expense incurred as part of the Restructuring Plan, and $0.3 million related to the loss on disposal of property and equipment.

Other Income (Expense), Net

The other income (expense), net for the three months ended June 30, 2023 and 2022 was comprised of interest income.

Six Months Ended June 30, 2023 and 2022

The following table summarizes our statements of operations and comprehensive loss for the respective periods (in thousands):

	Six Months Ended June 30,
	2023	2022
Operating expenses:
Research and development	$29,752	$36,023
General and administrative	15,078	16,711
Restructuring and impairment costs	39,779	-
Total operating expenses	84,609	52,734
Loss from operations	(84,609)	(52,734)
Other income (expense), net:
Interest income, net	5,432	963
Loss on disposal of assets	(71)	-
Total other income (expense), net	5,361	963
Net loss	$(79,248)	$(51,771)
Unrealized gain (loss) on investments	777	(1,033)
Comprehensive loss	$(78,471)	$(52,804)

Operating Expenses

Research and Development Expenses

Research and development expenses were $29.8 million for the six months ended June 30, 2023 compared to $36.0 million for the six months ended June 30, 2022, a decrease of $6.2 million. The decrease in research and development expenses was primarily attributable to a decrease of $5.0 million in clinical trial related activities and contract manufacturing activities for our clinical trials and drug supply and a $1.4 million decrease in personnel costs. This was partially offset by a $0.2 million increase in other research and development costs primarily related to facilities costs, lease expense and service agreements.

General and Administrative Expenses

General and administrative expenses were $15.1 million for the six months ended June 30, 2023 compared to $16.7 million for the six months ended June 30, 2022, a decrease of $1.6 million. The decrease in general and administrative expenses was comprised of a decrease of $2.6 million in professional service fees and expenses. This was partially offset by an increase of $0.6 million in facilities costs, lease expense, and depreciation and amortization expense due to an increase in fixed assets and $0.4 million personnel-related costs, including associated stock-based compensation expense.

Restructuring and Impairment Costs

Restructuring and impairment costs for the three months ended June 30, 2023 consisted primarily of costs incurred related to the corporate restructuring, including $35.0 million of non-cash impairment related to the decision not to utilize the Bayside Area Development lease, $3.4 million related to severance expense incurred as part of the Restructuring Plan, $1.1 million related to the impairment of assets held for sale for planned disposition of certain lab equipment, and $0.2 million related to the loss on disposal of property and equipment.

Other Income (Expense), Net

The other income (expense), net for the six months ended June 30, 2023 and 2022 was comprised of interest income and loss on disposal of assets.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations from inception through June 30, 2023. As of June 30, 2023, we had $246.7 million of cash, cash equivalents and marketable securities and our accumulated deficit was

$321.7 million. In June and July 2021, we raised net proceeds of $251.3 million in our IPO, pursuant to which we sold an aggregate of 16,100,000 shares of common stock.

Prior to our IPO, we funded our operations primarily from the sale of redeemable convertible preferred stock and issuance of convertible promissory notes.

On July 21, 2022, we filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $300.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into a Sales Agreement to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our common stock from time to time in “at-the-market” offerings under the 2022 Shelf and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. We have not issued any shares or received any proceeds from any offerings under the 2022 Shelf through August 14, 2023.

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

Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments in marketable securities as of the date of the filing of this Form 10-Q, will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. Until we can generate sufficient revenues from the commercialization of our product candidates or from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, collaborations and other strategic alliances and licensing arrangements, or any combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide that have resulted and may result from inflationary pressures or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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
•
expenses needed to attract, hire and retain skilled personnel; and
•
the costs of operating as a public company.

A change in the outcome of any of these or other variables could significantly change the costs and timing associated with the development of our product candidates. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such change.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(34,729)	$(43,334)
Net cash provided by (used in) investing activities	115,389	(258,883)
Net cash provided by financing activities	116	412
Net increase (decrease) in cash, cash equivalents and restricted cash	$80,776	$(301,805)

Cash Used in Operating Activities

Net cash used in operating activities was $34.7 million for the six months ended June 30, 2023, which was primarily attributable to our net loss of $79.2 million, adjusted for net non-cash charges of $44.1 million and net changes in operating assets and liabilities of $0.4 million. Non-cash charges included $36.1 million of impairment expense, $6.1 million in stock-based compensation expense, and $2.8 million in non-cash lease expense, which is partially offset by $0.9 million in depreciation and amortization expense.

Net cash used in operating activities was $43.4 million for the six months ended June 30, 2022, which was primarily attributable to our net loss of $51.8 million and net changes in operating assets and liabilities of $2.3 million, adjusted for net non-cash charges of $10.7 million. Non-cash charges included $6.7 million in stock-based compensation expense, $2.5 million in non-cash lease expense, and $1.1 million in depreciation and amortization expense.

Cash Used in Investing Activities

Net cash provided by investing activities was $115.4 million for the six months ended June 30, 2023, which was primarily attributable to cash received from the maturity of investments of $149.2 million and proceeds from sale of property and equipment of $0.3 million. This was partially offset by cash used the investment in current and non-current marketable securities of $28.1 million and the purchases of lab equipment for use at our headquarters of $6.0 million.

Net cash used in investing activities was $258.9 million for the six months ended June 30, 2022, which was primarily attributable to the investment in current and non-current marketable securities of $248.0 million and $6.0 million, respectively, and the purchases of lab equipment for use at our headquarters of $4.7 million.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $0.1 million for the six months ended June 30, 2023, which consisted primarily of proceeds from issuance of common stock related to the employee stock purchase plan. This was partially offset by repurchases of unvested early exercised stock options and RSAs.

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

Other than the disclosures below, there have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Leases

ASU No. 2016-02, Leases (Topic 842), or ASC 842, requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. For contracts entered into on or after the effective date, at the inception of a contract, we assess whether the contract is, or contains, a lease. The assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

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

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. In the case of property and equipment and right-of-use assets for our leases, we determine whether there has been an impairment by comparing the carrying value of the asset to the anticipated undiscounted net cash flows associated with the asset. If such cash flows are less than the carrying value, we write down the asset to its fair value, which may be measured as anticipated discounted net cash flows associated with the asset.

As discussed in Note 11, in connection with our Restructuring Plan, we have made the decision not to utilize the Bayside Area Development premises (the "Bayside lease"). We are currently seeking to sublease the vacated premises while still maintaining sufficient office and laboratory space for our normal operations. As a result, we reviewed the Bayside lease for impairment as of April 2023 when we received access to the premises and will subsequently review at each reporting date or as facts and circumstances changed. As part of our impairment evaluation of the Bayside lease, we separately compared the estimated undiscounted income to the net book value of the related long-term assets, which include right-of-use assets and certain property and equipment, primarily leasehold improvements (collectively, sublease assets). We estimated sublease income using market participant assumptions, including the length of time to enter into a sublease and sublease payments, which we evaluated using sublease negotiations or agreements where applicable, current real estate trends, and market conditions. If such income exceeded the net book value of the related assets, we did not record an impairment charge. Otherwise, we recorded an impairment charge by reducing the net book value of the assets to their estimated fair value, which we determined by discounting the estimated sublease cash flows using the estimated borrowing rate of a market participant subtenant. Determination of these key assumptions is complex and highly judgmental.

For certain impairment charges, we used the terms of active sublease negotiations or agreements to estimate sublease income. Our estimate of future cash flows on the remaining floors, including the time to enter into a sublease and the terms of sublease payments, including estimated free rent periods, are based on current real estate trends and market conditions. Accordingly, if our estimates for the time to enter the sublease and estimated free rent periods were longer (shorter), the impairment charge would be higher (lower), and if our estimates for the rental rates were lower (higher), the impairment charge would be higher (lower). Given the current office lease market rental conditions in the Bay Area, our estimates are subject to significant uncertainty. The ultimate amount of sublease income may be significantly lower or higher than the amounts used to record our impairment charges, and we may record additional impairment charges in future periods as our estimates change or when we enter into sublease negotiations or execute a sublease agreement.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who serves as our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer has concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

As of June 30, 2023, we have used approximately $166.8 million of the net proceeds received in the IPO. Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. There has been no material change in the planned use of proceeds from our IPO as described in the registration statement on Form S-1. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy.

(c)
Issuer Purchases of Equity Securities

The following table provides stock repurchase activity during each of the months of the three months ended June 30, 2023:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2023 - April 30, 2023	159,935	$0.28	—	—
May 1, 2023 - May 31, 2023	—	—	—	—
June 1, 2023 - June 30, 2023	165,879	0.03	—	—
Total	325,814	$0.16	—	—
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

4.2

Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated March 11, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256838) filed on June 4, 2021)

31

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

GRAPHITE BIO, INC.

Date: August 14, 2023	By:	/s/ Josh Lehrer, M.D.
Josh Lehrer, M.D.
President and Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)