Form 10-Q
period 2023-09-30
Graphite Bio, Inc.
filed 2023-11-13
CIK 1815776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number: 001-40532

GRAPHITE BIO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-4867570
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
611 Gateway Blvd, Suite 120 South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 484-0886

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	GRPH	The Nasdaq Global Market

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

As of November 9, 2023, the registrant had 57,996,481 shares of common stock, $0.00001 par value per share, outstanding.

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
•
other implementation and effects of the restructuring initiative that we announced in February 2023, our subsequent reductions in force in July and August 2023, and any future restructuring plans that we may pursue;
•
our expectations regarding use of our cash, cash equivalents and investments in marketable securities;
•
our financial performance;
•
our ability to retain and recruit key personnel;
•
our competitive position and development of and projections relating to our competitors or our industry;
•
the impact of laws and regulations in the United States and foreign countries on various aspects of our operations, including our regulatory and clinical strategy;
•
the impact of global economic and market conditions, a continued and prolonged public health emergency such as the COVID-19 pandemic, and wars and armed conflicts, on various aspects of our business, results of operations and financial condition; and
•
our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

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

i

Graphite Bio, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$182,988	$47,730
Investments in marketable securities, current	50,998	220,499
Assets held for sale	20	—
Prepaid expenses and other current assets	4,777	7,136
Total current assets	238,783	275,365
Restricted cash	1,716	1,716
Investments in marketable securities, non-current	—	15,322
Property and equipment, net	12,534	22,630
Operating lease right-of-use assets	13,195	5,580
Other assets	—	1,289
Total assets	$266,228	$321,902
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,753	$2,608
Accrued compensation	1,899	3,799
Accrued research costs	30	720
Accrued expenses and other current liabilities	3,416	1,871
Operating lease liabilities, current	3,439	4,045
Total current liabilities	12,537	13,043
Operating lease liabilities, non-current	49,672	1,749
Other long- term liabilities	—	10,819
Total liabilities	62,209	25,611
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; and no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value, 300,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 57,971,910 and 58,221,760 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	548,249	539,741
Accumulated other comprehensive loss	(95)	(1,048)
Accumulated deficit	(344,136)	(242,403)
Total stockholders’ equity	204,019	296,291
Total liabilities and stockholders’ equity	$266,228	$321,902

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$2,384	$18,302	$32,136	$54,325
General and administrative	11,294	7,852	26,372	24,563
Restructuring and impairment costs	11,349	—	51,128	—
Total operating expenses	25,027	26,154	109,636	78,888
Loss from operations	(25,027)	(26,154)	(109,636)	(78,888)
Other income (expense), net:
Interest income, net	2,955	1,472	8,387	2,435
Loss on disposal of assets	—	—	(71)	—
Other income (expense), net:	(413)	—	(413)	—
Total other income, net	2,542	1,472	7,903	2,435
Net loss	$(22,485)	$(24,682)	$(101,733)	$(76,453)
Unrealized gain (loss) on investments in marketable securities	176	(563)	953	(1,596)
Comprehensive loss	$(22,309)	$(25,245)	$(100,780)	$(78,049)
Net loss per share attributable to common stockholders—basic and diluted	$(0.39)	$(0.45)	$(1.79)	$(1.40)
Weighted-average shares used in computing net loss per share—basic and diluted	57,257,241	55,206,139	56,748,995	54,591,593

The accompanying notes are an integral part of these unaudited condensed financial statements

Graphite Bio, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	58,221,760	$1	$539,741	$(1,048)	$(242,403)	$296,291
Vesting of early exercised shares	—	—	25	—	—	25
Repurchase of unvested early exercised shares	(26,942)	—	—	—	—	—
Stock-based compensation expense	—	—	3,263	—	—	3,263
Unrealized gain on investments in marketable securities	—	—	—	579	—	579
Net loss	—	—	—	—	(23,934)	(23,934)
Balance at March 31, 2023	58,194,818	$1	$543,029	$(469)	$(266,337)	$276,224
Common stock issued upon exercise of options	55,047	—	18	—	—	18
Common stock issued under ESPP	65,222	—	157	—	—	157
Vesting of early exercised shares	—	—	18	—	—	18
Repurchase of founders' shares	(152,694)	—	—	—	—	—
Repurchase of unvested early exercised shares	(173,120)	—	—	—	—	—
Stock-based compensation expense	—	—	2,845	—	—	2,845
Unrealized gain on investments in marketable securities	—	—	—	198	—	198
Net loss	—	—	—	—	(55,314)	(55,314)
Balance at June 30, 2023	57,989,273	$1	$546,067	$(271)	$(321,651)	$224,146
Common stock issued upon exercise of options	10,367	—	16	—	—	16
Vesting of early exercised shares	—	—	5	—	—	5
Repurchase of unvested early exercised shares	(27,730)	—	—	—	—	—
Stock-based compensation expense	—	—	2,161	—	—	2,161
Unrealized gain on investments in marketable securities	—	—	—	176	—	176
Net loss	—	—	—	—	(22,485)	(22,485)
Balance at September 30, 2023	57,971,910	$1	$548,249	$(95)	$(344,136)	$204,019

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	58,010,823	$1	$525,400	$—	$(141,351)	$384,050
Stock-based compensation expense	—	—	3,342	—	—	3,342
Vesting of early exercised shares	—	—	51	—	—	51
Unrealized loss on investments in marketable securities	—	—	—	(309)	—	(309)
Net loss	—	—	—	—	(25,835)	(25,835)
Balance at March 31, 2022	58,010,823	$1	$528,793	$(309)	$(167,186)	$361,299
Common stock issued upon exercise of options	43,945	—	13	—	—	13
Common stock issued under ESPP	207,137	—	414	—	—	414
Vesting of early exercised shares	—	—	30	—	—	30
Repurchase of unvested early exercised stock options	(50,713)	—	—	—	—
Stock-based compensation expense	—	—	3,360	—	—	3,360
Unrealized loss on investments in marketable securities	—	—	—	(724)	—	(724)
Net loss	—	—	—	—	(25,936)	(25,936)
Balance at June 30, 2022	58,211,192	$1	$532,610	$(1,033)	$(193,122)	$338,456
Common stock issued upon exercise of options	17,000	—	5	—	—	5
Vesting of early exercised shares	—	—	27	—	—	27
Repurchase of unvested early exercised stock options	(78,875)	—	—	—	—	—
Stock-based compensation expense	—	—	3,210	—	—	3,210
Unrealized loss on investments in marketable securities	—	—	—	(563)	—	(563)
Net loss	—	—	—	—	(24,682)	(24,682)
Balance at September 30, 2022	58,149,317	$1	$535,852	$(1,596)	$(217,804)	$316,453

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(101,733)	$(76,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Net amortization of premiums and discounts on investments in marketable securities	(3,422)	(479)
Depreciation and amortization	2,265	1,670
Non-cash lease expense	3,860	4,454
Stock-based compensation expense	8,269	9,912
Loss on sale/ disposal of assets	71	—
Impairment of assets	43,276	—
Changes in assets and liabilities:
Assets held for sale	(20)	—
Prepaid expenses and other current assets and other assets	4,884	(2,437)
Accounts payable	1,145	1,275
Accrued compensation	(1,900)	657
Accrued research costs	(690)	(280)
Accrued expenses and other current liabilities and other liabilities	2,479	399
Operating lease liabilities	(2,614)	(4,269)
Net cash used in operating activities	(44,130)	(65,551)
Cash flows from investing activities:
Purchases of property and equipment	(10,806)	(5,573)
Proceeds from sales of property and equipment	1,225	—
Purchases of investments in marketable securities	(28,130)	(339,814)
Proceeds from maturities of marketable securities	216,975	90,000
Net cash provided by (used in) investing activities	179,264	(255,387)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of vested stock options	34	18
Proceeds from employee stock purchase plan	157	414
Repurchase of unvested early exercised shares and founders' shares	(67)	(79)
Net cash provided by financing activities	124	353
Net increase (decrease) in cash, cash equivalents and restricted cash	135,258	(320,585)
Cash, cash equivalents and restricted cash, at beginning of period	49,446	378,692
Cash, cash equivalents and restricted cash, at end of period	$184,704	$58,107
Reconciliation of cash, cash equivalents and restricted cash to statement of financial position:
Cash and cash equivalents	182,988	56,391
Restricted cash	1,716	1,716
Cash, cash equivalents and restricted cash in statement of financial position	$184,704	$58,107
Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchases in accounts payable and accrued expenses	$—	$(319)
Lessor funded lease incentive additions included in property and equipment	$7,193	$2,616
Proceeds from sale of property and equipment in accounts receivable	$449	$—
Additions to ROU assets from new operating lease liabilities	$31,974	$—
Vesting of early exercised stock options	$48	$108

The accompanying notes are an integral part of these unaudited condensed financial statements.

Graphite Bio, Inc.

Notes to Condensed Financial Statements

(unaudited)

1.
Description of Business, Organization and Liquidity

Organization and Business

Graphite Bio, Inc. (the “Company”) has historically been a clinical-stage, next-generation gene editing company. In January 2023, the Company announced a voluntary pause of its Phase 1/2 CEDAR study of nulabeglogene autogedtemcel ("nula-cel"), the Company’s lead product candidate for sickle cell disease ("SCD"), due to a serious adverse event in the first patient dosed, which the Company concluded is likely related to study treatment. Nula-cel was designed to provide a highly differentiated approach with the potential to directly correct the mutation that causes SCD and restore normal adult hemoglobin expression.

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

In February 2023, the Company announced its decision to discontinue the development of nula-cel and initiate a process to explore strategic alternatives (the "Restructuring Plan"). As a result of this decision, the Company conducted a corporate restructuring that resulted in an approximately 50% reduction in force in February 2023 and additional reductions in July and August 2023 that resulted in a total reduction in force of 78.1%. In August 2023, the Company subleased some of its facilities to recover a portion of the total costs. Together, these restructuring actions are intended to reduce the Company's operational cash burn in an effort to maximize its strategic optionality.

The Company had previously disclosed its intention to continue research activities associated with its pre-clinical non-genotoxic conditioning program, with the goal of advancing toward one or more potential development candidates. In August, the Company entered into an asset purchase agreement pursuant to which the Company transferred to a third-party its pre-clinical non-genotoxic conditioning program, including its technology and intellectual property. Also in August 2023, the Company entered into a license and option agreement (the “LOA”), pursuant to which it granted another third-party an option to acquire certain of the Company’s technology and intellectual property related to its nula-cel program and related pre-clinical platform assets. On September 12, 2023, the Company and such counterparty entered into an amendment to the LOA under which the Company agreed to assign certain contracts to such counterparty prior to exercise of the option. The Company continues to explore strategic alternatives.

From its inception in 2017, the Company’s primary activities have been to perform research and development, undertake preclinical studies and enable manufacturing activities in support of its product development efforts, organize and staff the Company, establish its intellectual property portfolio, and raise capital to support and expand such activities.

Liquidity Matters

The Company has incurred significant operating losses since inception and has primarily relied on private equity and convertible debt financings to fund its operations. As of September 30, 2023, the Company had an accumulated deficit of $344.1 million. The Company expects to continue to incur substantial losses. The Company may never achieve profitability, and unless and until then, the Company will need to continue to raise additional capital. Management expects that the existing cash, cash equivalents, and marketable securities of $234.0 million as of September 30, 2023 will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the date of issuance of these unaudited condensed financial statements.

On July 21, 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Shelf”) with the SEC in relation to the registration of up to an aggregate offering price of $300.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the “Sales Agent”), to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of its common stock from time to time in “at-the-market” offerings under the 2022 Shelf and subject to the limitations thereof (the “Sales Agreement”). The Company will pay to the Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. The Company has not issued any shares or received any proceeds from any offerings under the 2022 Shelf through November 13, 2023.

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Condensed Financial Statements

The interim condensed balance sheet as of September 30, 2023 and the condensed statements of operations and comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and the condensed statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2023 and its results of operations for the three and nine months ended September 30, 2023 and cash flows for the nine months ended September 30, 2023 and 2022. The financial data and the other financial information disclosed in these notes to the financial statements related to the three and nine month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These condensed financial statements should be read in conjunction with the Company's audited financial statements and the related notes thereto for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the SEC.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed financial statements for the three and nine months ended September 30, 2023 are consistent with those discussed in Note 2 to the condensed financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Principles of Consolidation

The Company assesses entities for consolidation based on the specific facts and circumstances surrounding that entity. The Company first considers whether an entity is considered a variable interest entity (“VIE") and therefore whether to apply the consolidation guidance under the VIE model. Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities (“VOE”) under the voting interest model.

An entity is considered to be a VIE if any of the following conditions exist: (i) the equity investment at risk is not sufficient to finance the activities of the entity without additional subordinated financial support, (ii) as a group, the holders of the equity investment at risk lack the power to direct the activities that most significantly impact the entity’s economic performance or the obligation to absorb the expected losses or right to receive the expected residual returns, and (iii) the voting rights of some holders of the equity investment at risk are disproportionate to their obligation to absorb losses or right to receive returns, and substantially all of the activities are conducted on behalf of the holder of equity investment at risk with disproportionately few voting rights.

The Company consolidates all VIEs in which it is the primary beneficiary. An entity is determined to be the primary beneficiary if it holds a controlling financial interest in a VIE. The consolidation guidance requires an analysis to determine (i) whether an entity in which the Company holds a variable interest is a VIE and (ii) whether the Company’s involvement, through holding interest directly or indirectly in the entity or contractually through other variable interests, would give it a controlling financial interest. Performance of that analysis requires judgment.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2023 and December 31, 2022, cash and cash equivalents consisted of cash, money market funds, and commercial paper.

Restricted Cash

Restricted cash of $1.7 million as of September 30, 2023 and December 31, 2022 represented security deposits in the form of letters of credit issued in connection with the lease of 233 E. Grand Ave, which was to be the company's headquarters. A lease amendment was executed in October 2023, whereby the Company will have no further rent obligations to the landlord following the effective date, and the landlord will return the Company’s letter of credit within 60 days following the amendment’s effective date (Note 14). The letter of credit will be returned to the Company per the lease amendment.

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

As of September 30, 2023 and December 31, 2022, Level 1 securities consist of U.S. Treasury and money market funds, for which the carrying amounts are based on the quoted market prices in active markets.

As of September 30, 2023 and December 31, 2022, Level 2 securities consist of highly rated commercial paper, U.S. agency securities, and asset-backed securities, for which fair value is determined through the use of models or other valuation methodologies.

During the periods presented, the Company did not have any Level 3 securities.

The following tables set forth the financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds (1)	$182,988	$182,988	$—	$—
Commercial paper (1)	—	—	—	—
Total cash equivalents	182,988	182,988	—	—
Marketable securities:
U.S. treasuries(2)	4,456	4,456	—	—
Commercial paper(2)	7,937	—	7,937	—
U.S. agency securities(2)	36,626	—	36,626	—
Asset-backed securities(2)	1,979	—	1,979	—
Total marketable securities	50,998	4,456	46,542	—
Total cash equivalents and marketable securities	$233,986	$187,444	$46,542	$—

	December 31, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds (1)	$45,739	$45,739	$—	$—
Commercial paper (1)	1,991	—	1,991	—
Total cash equivalents	47,730	45,739	1,991	—
Marketable securities:
U.S. treasuries(2)	65,391	65,391	—	—
Commercial paper(2)	115,061	—	115,061	—
U.S. agency securities(2)	53,455	—	53,455	—
Asset-backed securities(2)	1,914	—	1,914	—
Total marketable securities	235,821	65,391	170,430	—
Total cash equivalents and marketable securities	$283,551	$111,130	$172,421	$—
(1)
Included within cash and cash equivalents on the condensed balance sheets.
(2)
Included within investments in marketable securities, current and investments in marketable securities, non-current on the condensed balance sheets.

4. Marketable Securities

All marketable securities were considered available-for-sale as of September 30, 2023 and December 31, 2022. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type are summarized in the tables below (in thousands):

	September 30, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries	$4,469	$—	$(13)	$4,456
Commercial paper	7,942	—	(5)	7,937
U.S. agency securities	36,700	—	(74)	36,626
Asset-backed securities	1,982	—	(3)	1,979
Total available-for-sale securities	$51,093	$—	$(95)	$50,998

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries	$65,807	$—	$(416)	$65,391
Commercial paper	115,381	13	(333)	115,061
U.S. agency securities	53,767	15	(327)	53,455
Asset-backed securities	1,914	—	—	1,914
Total available-for-sale securities	$236,869	$28	$(1,076)	$235,821

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of September 30, 2023, the aggregate fair value of securities with remaining maturities of less than one year held by the Company in an unrealized loss position was $51.0 million. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to its credit risk. As a result, the Company determined it did not hold any investments with a credit loss at September 30, 2023.

There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and nine months ended September 30, 2023, and as a result, there were no reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Advances to suppliers	$—	$2,486
Prepaid insurance	1,227	1,343
Other prepaid expenses	3,550	3,307
Total prepaid expenses and other current assets	$4,777	$7,136

Property and Equipment, Net

Property and equipment, net as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Furniture and fixtures	$1,264	$321
Computers and network equipment	—	251
Lab equipment	—	12,521
Leasehold improvements	12,108	304
Construction-in-progress	—	12,440
Total property and equipment	13,372	25,837
Less: accumulated depreciation	(838)	(3,207)
Total property and equipment, net	12,534	22,630

Depreciation expense for the three and nine months ended September 30, 2023 was $0.8 million and $2.3 million, respectively. Depreciation expense for the three and nine months ended September 30, 2022 was $0.7 million and $1.7 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Professional fees	$178	$367
Early exercise liability	34	150
Other accrued expenses	221	1,354
Accrued employee termination benefits	2,983	—
Total accrued expenses and other current liabilities	$3,416	$1,871

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

In connection with the License Agreement, the Company reimbursed Stanford $0.2 million for previously incurred patent costs, which were recorded in general and administrative expenses for the year ended December 31, 2020 and in addition, is obligated to reimburse future patent costs. The Company is also obligated to pay annual maintenance fees as follows: $5.0 thousand in the first year, $10.0 thousand in each year 2 and 3, $25.0 thousand in each year 3 through 6, $50.0 thousand each subsequent year until first commercial sale and $200.0 thousand each subsequent year after the first commercial sale. No fees were recorded during the three and nine months ended September 30, 2023. The Company did not record any patent fees during the three and nine months ended September 30, 2023.

The Company is obligated to make future development and regulatory milestone payments in total of up to $5.3 million, sales based milestone payments of up to $7.5 million and royalties on future sales at percentage rates ranging in the low single digits. In addition, if the Company receives any sublicense income, it is required to share it with Stanford as a certain percentage defined for each milestone in the License Agreement. The Company will record the maintenance fees, when payable, and will record milestones when contingencies are resolved and milestones are due. No milestones were achieved and recorded as of September 30, 2023.

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

The term of the First Option Agreement expires 18 months after its effective date, subject to the Company’s right to extend such expiration date by up to an additional one year upon notice to Stanford and by another additional one year upon the reasonable agreement of Stanford. The First Option Agreement will terminate if the License Agreement terminates. On June 23, 2022, the Company exercised its right to extend the term of the First Option Agreement for an additional year. On June 6, 2023, the Company and Stanford agreed to extend the term of the First Option Agreement for another additional year. As of September 30, 2023, the Company had not exercised the option under the First Option Agreement and no fees have been paid for the First Option Agreement.

In April 2021, the Company entered into an option agreement (the “Second Option Agreement”) with Stanford to negotiate the license for additional technologies from Stanford. Pursuant to the Second Option Agreement, the Company agreed to pay Stanford option fees in an aggregate amount of $30.0 thousand over the term of the option. On April 13, 2022, the Company entered into an amendment to the Second Option Agreement which extended the term for an additional year. On March 8, 2023, the Company terminated the Second Option Agreement without exercising the option to negotiate a license for additional technologies from Stanford. No maintenance fees were paid during the three and nine months ended September 30, 2023.

LCGM Service Agreement

On August 30, 2021, the Company entered into a Master Manufacturing and Service Agreement with the Laboratory for Cell & Gene Medicine at Stanford (“LCGM MSA”). Pursuant to the LCGM MSA, LCGM will conduct clinical manufacturing, release testing, and product release for nula-cel in the Company’s Phase 1/2 CEDAR clinical trial to treat SCD. During 2021, the Company entered into various Statements of Work under the LCGM MSA under which it received technology transfer and related services for HBB Beta-Globin Gene Variant for SCD, manufacturing engineer test runs, the exclusive use of a manufacturing suite at the LCGM facility, and Phase 1/2 CEDAR clinical development and manufacturing of the HBB Variant for SCD. During the three months ended September 30, 2023, the Company did not recognize any research and development expense in connection with the LCGM MSA. The Company recognized $1.1 million during the nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company recognized $1.7 million and $4.5 million, respectively, in research and development expense in connection with the LCGM MSA. As of September 30, 2023, the Company does not expect to incur any additional expenses associated with the LCGM MSA.

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

During the three and nine months ended September 30, 2023, the Company has not recognized any research and development expense in connection with the IDT License Agreement. There are no milestones probable as of September 30, 2023 and 2022; therefore, no milestone payments have been recognized in the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023, the Company does not expect to incur any additional expenses associated with the IDT License Agreement.

Sale of Non-Genotoxic Targeted Conditioning Technology Assets

On August 1, 2023, the Company entered into an asset purchase agreement (the “APA”) with a third party pursuant to which the Company sold to the counterparty, concurrently with the execution of the APA, certain assets related to the Company’s non-genotoxic conditioning technology in exchange for upfront consideration of $0.5 million. Additional consideration included certain contingent milestone payments totaling up to approximately $1.0 million in the aggregate as well as royalties on net sales by the acquirer of certain products incorporating the acquired technology, and potential fees upon the completion of certain transactions by the acquirer. The APA also provided for reimbursement of certain research and development amounts incurred prior to closing of approximately $0.6 million.

The disposal of certain assets sold pursuant to the APA was accounted for as a deconsolidation of a subsidiary or group of assets in accordance with ASC 810. During the three and nine months ended September 30, 2023, the Company recognized a loss on disposal of $0.1 million, which was recorded in other income. The Company will record amounts related to the contingent milestone payments, royalties, and potential transaction fees when contingencies are resolved and amounts are due in accordance with ASC 450. No contingencies were resolved and recorded as of September 30, 2023.

License and Option to Acquire Nula-Cel Assets

On August 4, 2023, the Company entered into an LOA with a third party pursuant to which the Company exclusively licensed to the counterparty, and granted the counterparty, an option to acquire certain intellectual property and materials related to the Company’s nula-cel program and related pre-clinical platform assets. Exercise of the option is contingent on the counterparty timely achieving a financing milestone, and all rights to the intellectual property and materials will revert to the Company if the milestone is not achieved or if the counterparty elects not to exercise the option. In return for this license and option, the Company received an equity interest in the counterparty representing 20% of all outstanding shares on a fully diluted basis. As a result of the 20% equity interest, the Company has the ability to exert significant influence over the counterparty and accounts for the interest as an equity method investment. The Company records its proportionate share of investee’s equity in earnings or losses based on the most recently available financial information.

The Company assessed the entity under the VIE model to assess whether to apply the consolidation guidance in accordance with ASC 810. The Company holds variable interests in the entity, and the entity was determined to be a VIE which is not consolidated as it is determined the Company lacks the power to direct the activities that most significantly impact the entity’s economic performance. The condensed balance sheets do not contain assets and liabilities related to the Company’s interest in the non-consolidated VIE. Additionally, the Company’s maximum exposure to loss is limited to the carrying value of the equity interest in the counterparty. No arrangements exist where additional financial support would need to be provided by the Company.

The 20% equity interest in the counterparty had minimal value upon execution of the LOA and the Company did not record any amount related to the equity interest as of September 30, 2023 or for the three and nine months ended September 30, 2023. As of September 30, 2023, the counterparty has not achieved the financial milestone and does not have the right to exercise the option.

7. Commitments and Contingencies

Research and Development Agreements

The Company enters into contracts in the normal course of business with CROs for clinical trials, with CMOs or other vendors for preclinical and clinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time. As of September 30, 2023 and December 31, 2022, there were no amounts accrued related to termination and cancellation charges and the Company does not expect to incur any additional expenses associated with termination and cancellation charges.

License Agreements

The Company enters into license agreements (Note 6), pursuant to which the Company may acquire or license other patents, patent applications or know-how from various third parties to access intellectual property covering product candidates that the Company is developing. Under these acquisitions or licensing agreements, the Company may be liable for certain diligence obligations and payments, which are contingent upon achieving various development, regulatory and commercial milestones. Also, pursuant to the terms of some of these license agreements, when and if commercial sales of a product commence, the Company may be obligated to pay royalties to such third parties on net sales of the respective products. No such milestones were achieved or probable as of September 30, 2023 and December 31, 2022.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2023 and December 31, 2022, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

8. Operating Leases

As of September 30, 2023, the current and non-current portions of the total liability for operating leases was $3.4 million and $49.7 million, respectively. As of September 30, 2023, the weighted average remaining lease term on the operating leases is 110 months. The weighted average incremental borrowing rate used to determine the operating lease liabilities included on the condensed balance sheet was 10.9%.

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

In August 2023, the Company subleased one of its office suites in the South San Francisco lease for 20 months starting from August 2023 for aggregate sublease payments of $0.5 million. The sublease income, while it reduces the rent expense, is not considered in the value of the right-of-use assets or lease liabilities. The Company’s sublease income was $0.1 million for the three and nine months ended September 30, 2023.

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

On December 16, 2021, the Company entered into a lease agreement with Bayside Area Development, LLC (“Bayside”) for 85,165 square feet of office and laboratory space in South San Francisco, CA. The lease for the office and laboratory space commenced in April 2023. The term of the lease is 120 months with the option to extend the term up to an additional ten years. This option to extend the lease term was not determined to be reasonably certain and therefore has not been included in the Company’s calculation of the associated operating lease liability under ASC 842. During the second quarter of 2023, the Company took possession of the Bayside lease and recognized a $32.0 million right-of-use asset and corresponding lease liability upon the lease commencement date. In addition, the Company recognized $27.2 million in leasehold improvements. Bayside provided a tenant improvement allowance of up to $14.9 million, which was fully utilized and recorded in lease liability.

In October 2023, the Company entered into a sublease agreement and amendment to the original master lease with the landlord to accelerate the termination date of the Bayside lease, and in November 2023, the Company entered into an amendment to the original lease agreement to reassign the second suite of the South San Francisco lease (Note 14).

As of September 30, 2023, the Company had operating lease right-of-use assets of $13.2 million and operating lease liabilities of $53.1 million related to the office suite leases recorded on its condensed balance sheet.

Embedded leases

On May 10, 2021 and August 30, 2021, the Company and LCGM entered into the LCGM MSA and Statement of Work #3 ("SOW #3"), respectively, for the exclusive use of a manufacturing suite at the LCGM facility. Pursuant to the terms of SOW #3, LCGM agreed to provide the Company with certain dedicated space for the clinical manufacturing, release testing, and product release in the Company’s Phase 1/2 CEDAR clinical trial to treat sickle cell disease. The Company concluded that the agreement contains an embedded lease as the Company controls the use of a dedicated manufacturing suite and the equipment therein. The agreement includes fixed lease payments of $5.6 million from inception of lease through April 30, 2023, the expiration date of SOW #3. As of September 30, 2023, the Company has paid all fixed lease payments on the LCGM embedded lease.

The Company and Explora BioLabs, Inc. (“Explora”) entered into a License Service Agreement and Master Services Agreement (together, the “Explora Agreements”) on November 17, 2021 and December 16, 2021, respectively. Pursuant to the terms of the Explora Agreements, Explora agreed to provide a certain dedicated space to perform in vitro or in vivo studies, obtain or house research animals, and provide scientific or technical consultation to the Company. The Company concluded that the Explora Agreements contain an embedded lease as the Company controls the use of a dedicated manufacturing suite and the equipment therein. The Explora Agreements contain fixed lease payments of $0.7 million from inception of lease through November 2023. As of September 30, 2023, the Company does not have any remaining obligations related to the Explora embedded lease.

As of September 30, 2023, the Company did not have any operating lease right-of-use assets and operating lease liabilities related to the embedded leases recorded on its condensed balance sheet.

Operating Lease Obligations

As of September 30, 2023, the future minimum lease payments for the Company’s operating leases for each of the years ending December 31 were as follows (in thousands):

Amount
2023 (Remaining three months)	$2,155
2024	9,177
2025	8,336
2026	8,223
2027	8,493
Thereafter	50,103
Total undiscounted lease payments	86,487
Present value adjustment	(33,376)
Total net lease liabilities	$53,111

Lease expense was $2.4 million and $6.4 million for the three and nine months ended September 30, 2023, respectively. Lease expense was $1.7 million and $5.0 million for the three and nine months ended September 30, 2022, respectively.

Under the terms of the remaining lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $0.8 million and $1.8 million for the three and nine months ended September 30, 2023, respectively, including non-lease components such as common area maintenance fees, taxes, and insurance. Variable lease payments for operating leases were $0.3 million and $1.0 million for the three and nine months ended September 30, 2022, respectively.

The following information represents supplemental disclosure for the statement of cash flows related to the operating leases (in thousands):

September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$4,817

9. Common Stock

As of September 30, 2023 and December 31, 2022, the Company was authorized to issue 300,000,000 shares of its common stock with $0.00001 par value per share. Each share of the Company’s common stock is entitled to one vote. In connection with the IPO in June 2021, all outstanding shares of redeemable convertible preferred stock were converted into 30,761,676 shares of common stock. The IPO closed on June 29, 2021, pursuant to which the Company issued and sold 14,000,000 shares of its common stock at a public offering price of $17.00 per share.

On June 29, 2021, the underwriters also exercised their option to purchase an additional 2,100,000 shares of common stock at the IPO price, less the underwriting discounts and commissions. The closing of the offering of the additional shares occurred on July 2, 2021. The Company issued and sold 2,100,000 shares of its common stock at a public offering price of $17.00 per share.

Shares Reserved for Future Issuance

As of September 30, 2023 and December 31, 2022, the Company reserved common stock for future issuances as follows:

	September 30, 2023	December 31, 2022
Outstanding stock option awards	6,380,515	7,755,303
Shares available for future stock option grants	9,831,161	5,382,907
ESPP shares available for future grants	1,253,729	754,951
Total shares reserved for future issuance	17,465,405	13,893,161

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

The shares of the Company’s common stock issued to its founders for their services as an employee, advisor, or consultant vest monthly over four years with one year cliff from the vesting commencement date. The vesting commencement date was the date of the initial closing of the Series A preferred stock financing or June 24, 2020. Pursuant to the restricted stock purchase agreements with each of the founders, the vesting of the founders’ common stock shares could be accelerated upon the occurrence of certain events, including signing of the term sheet for the license with Stanford, a change in control, or if the founder’s service is terminated by the Company without cause. The Company signed the term sheet with Stanford in June 2020, and as a result, an aggregate of 912,212 shares of founders’ common stock vested pursuant to the acceleration terms. As of September 30, 2023, certain founder agreements were terminated without cause and shares were accelerated.

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

The Company accounts for shares issued to founders as equity compensation awards and the estimated fair value at the grant date was minimal. The Company did not repurchase any founders' common stock awards during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company repurchased 152,694 shares of founders' common stock awards. 647,803 and 1,938,430 shares of founders’ common stock awards were unvested and expected to vest in 0.7 years and 1.5 years as of September 30, 2023 and December 31, 2022, respectively.

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

On June 18, 2021, the Company exercised its right to repurchase an aggregate of 624,845 shares from each founder and investor under the Stanford Adjustment Repurchase Right. As of September 30, 2023, the Company has not exercised the right to repurchase the remaining 16,016 shares.

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

As of September 30, 2023, there were 9,831,161 shares available for future issuance under the 2021 Plan.

Restricted Stock Awards

During the year ended December 31, 2020, the Company issued 832,983 shares as restricted stock awards under the 2020 Plan. The purchase price of the restricted common stock awards was fair value as determined by the Board at the issuance date. The shares vest monthly over four years with the one-year cliff vesting from the grant date. Upon termination of employment, the Company has the right to repurchase any unvested restricted shares. The repurchase price for unvested shares of common stock will be the lower of (i) the fair market value on the date of repurchase or (ii) their original purchase price. There were no grants of restricted stock awards for the three and nine months ended September 30, 2023 and 2022.

The Company accounted for restricted stock awards as early exercised options and recognized a liability in other liabilities when cash was received for the purchase of shares of restricted stock awards. As shares of restricted stock awards vest, the Company reclassified the liability to common stock and additional paid in capital. As of September 30, 2023 and December 31, 2022, the Company recorded a minimal liability for restricted stock awards included in other liabilities.

There were 1,542 and 11,136 restricted stock award shares canceled and repurchased during the three and nine months ended September 30, 2023, respectively. There were 5,140 shares canceled and repurchased during the three and nine months ended September 30, 2022. There were 703,035 and 553,443 shares of restricted stock vested as of September 30, 2023 and December 31, 2022, respectively.

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

The Company recorded a minimal liability for ESPP in accrued liabilities as of September 30, 2023 and December 31, 2022. The Company did not issue any shares during the three months ended September 30, 2023 and 2022. The Company issued 65,222 shares and 207,137 shares under the ESPP during the nine months ended September 30, 2023 and 2022, respectively.

Incentive Stock Options and Nonqualified Stock Options

Stock options issued under the 2020 Plan and 2021 Plan generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the individual award agreements.

A summary of option activity under the 2020 Plan and the 2021 Plan during the nine months ended September 30, 2023 is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	7,755,303	$8.47	8.67	$794
Options granted - 2021 Plan	3,223,400	$2.22
Options exercised	(65,414)	$0.52
Options cancelled	(4,532,774)	$6.50
Outstanding as of September 30, 2023	6,380,515	$6.79	5.6	$695
Exercisable	4,231,849	$6.86	4.4	$472
Vested and expected to vest as of September 30, 2023	6,380,515	$6.79	5.6	$695

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of September 30, 2023. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2023 was $1.89 and $1.56 per share, respectively. There were 10,367 and 65,414 stock options exercised during the three and nine months ended September 30, 2023, respectively.

Early Exercise of Stock Options

The terms of the 2020 Plan permit the exercise of options granted prior to vesting, subject to required approvals. The unvested shares are subject to the repurchase right upon termination of employment at the original purchase price. The repurchase right lapses in 180 days after the termination of the employee’s employment. Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules. Cash received for early exercised stock options is recorded as other liabilities on the balance sheet and is reclassified to common stock and additional paid-in capital as such shares vest. During the three and nine months ended September 30, 2023, the Company repurchased 26,188 and 216,656 shares, respectively, that were previously early exercised. The Company repurchased 73,735 shares and 124,448 shares that were previously early exercised during the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023 and December 31, 2022, 111,600 and 554,695 shares, respectively, remained subject to the right of repurchase as a result of the early exercised stock options. As of September 30, 2023, the Company has a minimal remaining liability related to early exercised shares, which is recorded within accrued expenses and other liabilities on the Company’s condensed balance sheets.

Stock-Based Compensation Expense

The following table presents the components of stock-based compensation expense for the Company’s stock-based awards for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock awards and founders’ common stock awards	$1	$2	$5	$6
ESPP	1	58	96	316
Stock options	2,159	3,150	8,168	9,590
Total stock-based compensation expense	$2,161	$3,210	$8,269	$9,912

The above stock-based compensation expense also includes the expenses of $0.4 million and $1.1 million related to stock options issued to non-employees during the three and nine months ended September 30, 2023, respectively. There was $0.8 million and $0.9 million in stock-based compensation expense for options issued to non-employees during the three and nine months ended September 30, 2022.

The following table presents the classification of stock-based compensation expense for the Company’s stock-based awards for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expenses	$37	$1,249	$1,904	$3,881
General and administrative expenses	2,124	1,961	6,365	6,031
Total stock-based compensation expense	$2,161	$3,210	$8,269	$9,912

As of September 30, 2023 and December 31, 2022 there was $9.9 million and $31.0 million of unrecognized stock-based compensation expense related to the employee and non-employee awards, which is expected to be recognized over a weighted-average period of 1.9 and 2.6 years, respectively.

11. Restructuring Activities

In February 2023, the Company's board of directors approved a restructuring plan (the “First Restructuring Plan”) to reduce the Company’s operating costs and better align its workforce with the needs of its business. The First Restructuring Plan eliminated approximately 50% of the Company’s workforce.

Employees affected by the First Restructuring Plan obtained involuntary termination benefits that are provided pursuant to a one-time benefit arrangement. For employees who were notified of their termination in February 2023 and have no requirements to provide future service, the Company recognized the liability for the termination benefits in full at fair value in February 2023. For employees who are required to render services beyond a minimum retention period to receive their one-time termination benefits, the Company recognized the termination benefits ratably over their future service periods. The service periods began in February 2023 and ended at various dates through June 2023. The Company has incurred approximately $3.4 million of employee termination benefits expense to implement the First Restructuring Plan.

In August 2023, the Company's board of directors approved a second restructuring plan (the “Second Restructuring Plan”; together with the First Restructuring Plan, the "Restructuring Plans") to further reduce the Company's operating costs and align its workforce with the needs of its business. The Second Restructuring Plan eliminated approximately an additional 33.1% of its total workforce, and in aggregate, 78.1 % of its total workforce. Employees affected by the Second Restructuring Plan obtained involuntary termination benefits that are provided to an ongoing benefit arrangement. Accordingly, the Company is recognizing termination benefits upon announcement of termination to all employees. The Company expects to incur approximately $3.5 million of employee termination benefits expense to implement the Second Restructuring Plan.

In addition, the Company determined that as of September 30, 2023, it was reasonably likely to incur additional employee termination benefits expense for its remaining employees within the next twelve months. Accordingly, it recognized termination benefits for the remaining employees totaling $1.0 million.

The following table summarizes the Company’s restructuring liability that is included in accrued expenses and other current liabilities in the accompanying condensed balance sheet:

Nine Months Ended September 30, 2023
Accrued employee termination benefits beginning balance	$—
Employee termination benefits charges incurred during the period	7,883
Amounts paid or otherwise settled during the period	(4,900)
Accrued employee termination benefits as of September 30, 2023	$2,983

In addition, the board of directors determined that it was in the best interests of the Company and its stockholders to put in place arrangements designed to provide that the Company will have the continued dedication and commitment of those employees, including executives, determined to be key to the Company’s planned go-forward operations. The Board approved, and management implemented, a retention program for certain employees staying with the Company which includes cash retention bonuses totaling $4.2 million for certain retained employees provided that they remain within the Company through the requisite service period, which is the earlier of March 1, 2024 or the termination date upon a Restructuring Plan. As a result, these cash retention bonuses are being accrued over the requisite service period, with $2.8 and $4.0 million recognized during the three and nine months ended September 30, 2023, respectively, and included within general and administrative and research and development expenses in the condensed statements of operations. During the three and nine months ended September 30, 2023, the Company paid $2.1 million in retention bonuses to employees impacted by the Second Restructuring Plan for fulfilling their requisite service periods.

In June 2023, the Company committed to a plan to sell certain of its lab equipment associated with the Restructuring Plan. During the three months ended September 30, 2023, the Company implemented a plan to sell its remaining lab equipment as well as other fixed assets not transferred to the Bayside lease. As of September 30, 2023, it disposed of the majority of its assets, with a minimal amount of assets on the condensed balance sheet meeting the criteria of held for sale. These assets are recognized at the lower of cost or fair value less cost to sell using market approach. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to a mix of unobservable inputs utilized such as independent research in the market as well as actual quotes from market participants. Subsequent changes to the estimated selling price of assets held for sale are recorded as gains or losses to the condensed statements of operations and comprehensive loss wherein the recognition of subsequent gains is limited to the cumulative loss previously recognized. During the three and nine months ended September 30, 2023, the Company recorded impairment charges and loss on disposal of assets, which was included in restructuring and impairment costs in the condensed statements of operations and comprehensive loss, of $5.3 million and $6.8 million, respectively.

In connection with the Restructuring Plans, the Company has determined that it will not utilize the Bayside and South San Francisco leases for purposes of its own operations. In August 2023, the Company subleased one of its office suites in the South San Francisco lease for 20 months starting from August 2023 for aggregate sublease payments of $0.5 million. In October 2023, the Company entered into a sublease agreement and amendment to the original master lease with the landlord to accelerate the termination date of the Bayside lease and in November 2023, the Company entered into an amendment to the original lease agreement to reassign the second suite of the South San Francisco lease (Note 14). The Company performed a recoverability test by comparing the future cash flows attributable to the asset group to the carrying value of the long-lived assets. Future cash flows were estimated using comparable laboratory and office facilities discounted at a market discount rate over the remaining term of the Company's lease. During the three and nine months ended September 30, 2023, the Company recorded a non-cash impairment of $1.4 million and $36.4 million, respectively, to the right-of-use asset and related leasehold improvement, which was included in restructuring and impairment costs in the condensed statements of operations and comprehensive loss.

The Company entered into an asset purchase agreement with a third party pursuant to which the Company sold to the counterparty, concurrently with the execution of the APA, certain assets related to the Company’s non-genotoxic conditioning technology in exchange for upfront consideration of $0.5 million. Additional consideration included certain contingent milestone payments totaling up to approximately $1.0 million in the aggregate, as well as royalties on net sales by the acquirer of certain products incorporating the acquired technology, and potential fees upon the completion of certain transactions by the acquirer. The APA also provided for reimbursement of certain research and development amounts incurred prior to closing of approximately $0.6 million.

In addition, the Company also entered into an LOA with another third party pursuant to which the Company exclusively licensed to the counterparty, and granted the counterparty an option to acquire, certain intellectual property and materials related to the Company’s nulabeglogene autogedtemcel (nula-cel) program and related pre-clinical platform assets. Exercise of the option is contingent on the counterparty timely achieving a financing milestone, and all rights to the intellectual property and materials will revert to the Company if the milestone is not achieved or if the counterparty elects not to exercise the option. In return for this license and option, the Company received an equity interest in the counterparty representing 20% of all outstanding shares on a fully diluted basis.

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(22,485)	$(24,682)	$(101,733)	$(76,453)
Denominator:
Weighted-average common shares outstanding	57,977,907	58,189,211	58,064,472	58,085,711
Less: weighted-average unvested restricted shares and shares subject to repurchase	(720,666)	(2,983,072)	(1,315,477)	(3,494,118)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders	57,257,241	55,206,139	56,748,995	54,591,593
Net loss per share attributable to common stockholders — basic and diluted:	$(0.39)	$(0.45)	$(1.79)	$(1.40)

Anti-dilutive Outstanding Shares or Equivalents

The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	6,380,515	7,849,590	6,380,515	7,849,590
Common stock subject to vesting or repurchase	873,062	3,236,152	873,062	3,236,152
Employee Stock Purchase Plan shares	10,437	128,888	10,437	128,888
Total	7,264,014	11,214,630	7,264,014	11,214,630

13. Income Taxes

During the nine months ended September 30, 2023 and 2022, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

14. Subsequent Events

Amendment to Lease Agreement and Sublease of Company’s Premises

In October 2023, the Company entered into a sublease agreement (the “Sublease”) with Soleil Labs, LLC (“Tenant”) for certain premises constituting approximately 32,113 square feet of space in the building located at 233 E. Grand Avenue, South San Francisco, California (the “Premises”). The Company currently leases approximately 85,165 square feet of office space in the Premises pursuant to a Lease dated as of December 16, 2021 (as amended, the “Master Lease”), by and between the Company and Bayside Area Development, LLC (the “Landlord”). The term of the Sublease commenced on October 26, 2023 and expires on December 31, 2024. Pursuant to the Sublease, Tenant agrees to make rent payments directly to the Landlord in the amount of $183,044.10 per month for the first twelve months and $189,450.64 per month for the remainder of the Term. The rights and obligations of Tenant under the Sublease are subject to the terms of the Master Lease.

On October 26, 2023, the Company also entered into a First Amendment to Lease with the Landlord (the “Lease Amendment”) to adjust the timeline for certain payments under the Master Lease and to effect the acceleration of the termination date of the Master Lease. The Lease Amendment provides that the Master Lease will terminate on December 31, 2024, and that the Landlord may further accelerate the termination date for the premises not subject to the Sublease by delivering written notice and paying the Company $20,000 per month for each month of further acceleration. At signing, the Company prepaid all remaining amounts payable during the term of the Master Lease (including the difference between the rent obligations due under the Master Lease and the rent to be paid by Tenant under the Sublease for the Premises), in an amount equal to $15.9 million, as well as a lease termination payment of approximately $20.8 million.

Partial Lease and Assignment Agreement

In addition, in November 2023, the Company entered into a sublease agreement with a third party for certain premises constituting approximately 15,212 square feet of space in the building located at 201 Haskins Way, South San Francisco, California (the “Subleased Haskins Premises”). The Company currently leases approximately 19,000 square feet of office space at the location of the Subleased Haskins Premises pursuant to a lease dated as of February 26, 2021 (as amended, the “ARE Master Lease”), by and between the Company and ARE-San Francisco No. 65, LLC (“ARE”). Pursuant to the sublease for the Subleased Haskins Premises, the third party agreed to assume all of the Company’s obligations under the ARE Master Lease, including the obligation to make rent payments, as well as all of the Company’s obligations under the services agreement associated with the ARE Master Lease, through the end of the term of the ARE Master Lease on March 31, 2025, and to indemnify the Company for all obligations under the ARE Master Lease and the associated services agreement, in exchange for the Company’s payment to the third party of approximately $1.4 million in assumption costs.

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

Overview

We have historically been a clinical-stage, next-generation gene editing company. In January 2023, we announced a voluntary pause of our Phase 1/2 CEDAR study of nulabeglogene autogedtemcel (nula-cel), for sickle cell disease ("SCD") due to a serious adverse event in the first patient dosed, which we concluded is likely related to study treatment. Nula-cel was being developed as a highly differentiated approach to treating SCD, with the potential to directly correct the mutation that causes SCD and restore normal adult hemoglobin expression.

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

In August 2023, we entered into a license and option agreement (the “LOA”), pursuant to which we granted a third-party an option to acquire certain of our technology and intellectual property related to our nula-cel program and related pre-clinical platform assets. We also entered into an asset purchase agreement pursuant to which we transferred to another third-party our pre-clinical non-genotoxic conditioning program, including technology and intellectual property, while we continued to explore strategic alternatives. On September 12, 2023, we entered into an amendment to the LOA with such counterparty, under which we agreed to assign certain contracts to such counterparty prior to exercise of the option.

In October 2023, we entered into a sublease for a portion of the facility leased to us by Bayside Area Development, as well as an amendment to the master lease, which provided for an accelerated termination of the lease and a release of liabilities under the lease and the new sublease upon payment of a lump sum at the time of signing. Following this transaction, we are no longer obligated for any rent payments under our lease with Bayside Area Development.

We continue to explore strategic alternatives, but there can be no assurance that the strategic review process will result in us pursuing such a transaction(s), or that any transaction(s), if pursued, will be completed on terms favorable to us and our stockholders in the existing entity or any possible entity that results from a combination of entities. If the strategic review process is unsuccessful, our board of directors may decide to pursue a dissolution and liquidation.

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

Since our inception in June 2017, we have devoted substantially all of our resources to performing research and development, enabling manufacturing activities in support of our product development efforts, hiring personnel, acquiring and developing our technology and product candidates, organizing and staffing our Company, performing business planning, establishing our intellectual property portfolio, raising capital and providing general and administrative support for these activities. We have had one product candidate that has an accepted IND, which has been transferred to a third party in connection with our execution of the LOA. All of our other product candidates were in preclinical development, and we do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with an aggregate of $197.7 million in aggregate gross proceeds from the sales of our redeemable convertible preferred stock and the issuance of convertible notes. In June and July 2021, we completed our initial public offering (“IPO”) and issued 16,100,000 shares of our common stock for $17.00 a share with a total net proceeds of approximately $251.3 million, and total underwriting costs of $19.1 million and issuance costs of $3.2 million. We will continue to require additional capital to fund our operations for the foreseeable future and ensure we have adequate personnel, pay for accounting, audit, legal, and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the SEC, director and officer liability insurance and other expenses associated with operating as a public company. Accordingly, until such time as we can generate significant revenue from product sales, if ever, we expect to finance our cash needs through public or private equity or debt financings, and collaborations, strategic alliances and licensing arrangements with third parties.

We have incurred significant operating losses since inception. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $234.0 million and an accumulated deficit of $344.1 million. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of product candidates and upon achievement of sufficient revenues to support our cost structure. We are not presently developing any product candidates, and if we resume any such development activities, we will not generate revenue from product sales unless and until we successfully complete preclinical and clinical development and obtain regulatory approval for such product candidates. We may never achieve profitability, and if we resume development of product candidates, we will need to continue to raise additional capital.

Based upon our current operating plan, we estimate that our cash, cash equivalents and investments in marketable securities as of September 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

We expect to continue to incur significant expenses in connection with the process of evaluating our strategic alternatives. There can be no assurance, however, that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate strategic transactions may be very costly, time-consuming and complex, and we have incurred, and may in the future incur, significant costs related to these processes, such as legal, accounting and advisory fees and expenses and other related charges. A considerable portion of these costs will be incurred regardless of whether any particular course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business. In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. There can be no assurances that any particular course of action, business arrangement, transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

Should we resume development of product candidates, our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more product candidates. In addition, we will incur substantial research and developments costs and other expenditures to develop such product candidates, particularly as we:

•
advance any product candidates through preclinical studies and clinical trials;
•
manufacture supplies for our preclinical studies and clinical trials;
•
seek marketing approval for product candidates that successfully complete clinical development, if any;
•
maintain compliance with applicable regulatory requirements;
•
develop and scale up our capabilities to support preclinical activities and clinical trials for product candidates and commercialization of product candidates for which we obtain marketing approval, if any;
•
retain key personnel to continue our go-forward operations
•
operate as a public company;
•
explore and execute on our strategic alternative process or a potential strategic transaction;
•
implement and maintain operational, financial and management systems; and
•
obtain, maintain, expand and protect our portfolio of intellectual property rights.

We have relied and may in the future rely on third parties in the conduct of our preclinical studies and clinical trials and for manufacturing and supply of our product candidates if we resume any development activities. We have no internal manufacturing capabilities, and we may continue to rely on third parties for our preclinical and clinical trial materials, of which the main suppliers are single-source suppliers. Given our stage of development, we do not yet have a marketing or sales organization or commercial infrastructure. Accordingly, if we obtain regulatory approval for any future product candidates, we also expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

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

The term of the First Option Agreement expires 18 months after its effective date, subject to our right to extend such expiration date by up to an additional one year upon notice to Stanford and by another additional one year upon the reasonable agreement of Stanford. The First Option Agreement will terminate if the License Agreement terminates. On June 23, 2022, we exercised the right to extend the term of the First Option Agreement for an additional year. On June 6, 2023, we agreed to extend the term of the First Option Agreement for another additional year. As of September 30, 2023, we have not exercised the option and no fees have been paid under the First Option Agreement.

In April 2021, we entered into an option agreement (the “Second Option Agreement”) with Stanford to negotiate the license for additional technologies from Stanford. Pursuant to the Second Option Agreement, we agreed to pay Stanford option fees in an aggregate amount of $30.0 thousand over the term of the option. On April 13, 2022, we entered into an amendment to the Second Option Agreement which extended the term for an additional year. On March 8, 2023, we terminated the Second Option Agreement without exercising the option to negotiate a license for additional technologies from Stanford.

LCGM Service Agreement

On August 30, 2021, we entered into a Master Manufacturing and Service Agreement with the Laboratory for Cell & Gene Medicine (“LCGM”) at Stanford (“LCGM MSA”). Pursuant to the LCGM MSA, LCGM will conduct clinical manufacturing, release testing, and product release for nula-cel in our Phase 1/2 CEDAR clinical trial to treat SCD. During 2021, we entered into various statements of work under the LCGM MSA under which we received technology transfer and related services for HBB Beta-Globin Gene Variant for SCD, manufacturing engineer test runs, the exclusive use of a manufacturing suite at the LCGM facility, and Phase 1/2 CEDAR clinical development and manufacturing of the HBB Variant for SCD. During the three months ended September 30, 2023, we did not recognize any research and development expense in connection with the LCGM MSA. We recognized $1.1 million during the nine months ended September 30, 2023. We recognized $1.3 million and $2.8 million during the three and nine months ended September 30, 2022, respectively, in research and development expense in connection with the LCGM MSA. As of September 30, 2023, we do not expect to incur any additional expenses associated with the LCGM MSA.

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

In consideration of the licenses and rights granted to us under the IDT License Agreement, we agreed to pay to IDT an upfront payment in the amount of $3.0 million and up to $5.3 million (or $8.8 million if we elect to expand the Field as described above to include both the beta thalassemia and lysosomal storage disorders fields) in total regulatory milestone payments. Each regulatory milestone payment is payable once on an indication-by-indication basis. In addition, we have agreed to pay IDT a low single-digit royalty on the net sales of products, subject to reductions in specified circumstances. The acquisition of the license was accounted for as an asset acquisition and as the acquired technology did not have an alternative use, the total consideration of $3.0 million was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2021. During the nine months ended September 30, 2023, we have not recognized any research and development expense in connection with the IDT License Agreement. There are no milestones probable as of September 30, 2023; therefore, no milestone payments have been recognized in the nine months ended September 30, 2023.

The IDT License Agreement remains in effect on a country-by-country and product-by-product basis until the expiration of the royalty term for such product in such jurisdiction. We and IDT each have the right to terminate the IDT License Agreement for the other party’s material breach of its obligations under the IDT License Agreement, subject to specified rights to cure. Additionally, we may terminate the IDT License Agreement for any reason upon written notice. As of September 30, 2023, we do not expect to incur any additional expenses associated with the IDT License Agreement.

Sale of Non-Genotoxic Targeted Conditioning Technology Assets

On August 1, 2023, we entered into an asset purchase agreement (the “APA”) with a third party pursuant to which we sold to the counterparty, concurrently with the execution of the APA, certain assets related to our non-genotoxic conditioning technology in exchange for upfront consideration of $0.5 million. Additional consideration included certain contingent milestone payments totaling up to approximately $1.0 million in the aggregate as well as royalties on net sales by the acquirer of certain products incorporating the acquired technology, potential fees upon the completion of certain transactions by the acquirer. The APA also provided for reimbursement of certain research and development amounts incurred prior to closing of approximately $0.6 million.

The disposal of certain assets sold pursuant to the APA was accounted for as a deconsolidation of a subsidiary or group of assets in accordance with ASC 810. During the three and nine months ended September 30, 2023, we recognized a loss on disposal of $0.1 million, which was recorded in other income. We will record amounts related to the contingent milestone payments, royalties, and potential transaction fees when contingencies are resolved and amounts are due in accordance with ASC 450. No contingencies were resolved and recorded as of September 30, 2023.

License and Option to Acquire Nula-Cel Assets

On August 4, 2023, we entered into an LOA with a third party pursuant to which we exclusively licensed to the counterparty, and granted the counterparty, an option to acquire certain intellectual property and materials related to the Company’s nula-cel program and related pre-clinical platform assets. Exercise of the option is contingent on the counterparty timely achieving a financing milestone, and all rights to the intellectual property and materials will revert to us if the milestone is not achieved or if the counterparty elects not to exercise the option. In return for this license and option, we received an equity interest in the counterparty representing 20% of all outstanding shares on a fully diluted basis. As a result of the 20% equity interest, we have the ability to exert significant influence over the counterparty and account for the interest as an equity method investment. We record our proportionate share of investee’s equity in earnings or losses based on the most recently available financial information.

The 20% equity interest in the counterparty had minimal value upon execution of the LOA and we did not record any amount related to the equity interest as of September 30, 2023. As of September 30, 2023, the counterparty has not achieved the financial milestone and does not have the right to exercise the option.

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

The process of conducting preclinical research is costly and time-consuming. We are unable to determine the duration and completion costs of our research projects or if, when and to what extent they will lead to product candidates and enter into clinical research. If we resume any development of product candidates, our future research and development costs may vary significantly based on factors such as:

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

Restructuring and Impairment Costs

Restructuring and other charges consist primarily of costs incurred related to the corporate restructuring and the halting of research activities in the first quarter of 2023, including severance as well as lease termination, loss on disposal of property and equipment, and impairment of assets held for sale.

Other Income (Expense), Net

Interest and other income, net, consists of interest income and miscellaneous income and expense unrelated to our core operations.

Results of Operations

Three Months Ended September 30, 2023 and 2022

The following table summarizes our statements of operations and comprehensive loss for the respective periods (in thousands):

	Three Months Ended September 30,
	2023	2022
Operating expenses:
Research and development	$2,384	$18,302
General and administrative	11,294	7,852
Restructuring and impairment costs	11,349	—
Total operating expenses	25,027	26,154
Loss from operations	(25,027)	(26,154)
Other income (expense), net:
Interest income, net	2,955	1,472
Other income, net	(413)	—
Total other income (expense), net	2,542	1,472
Net loss	$(22,485)	$(24,682)
Unrealized gain (loss) on investments	176	(563)
Comprehensive loss	$(22,309)	$(25,245)

Operating Expenses

Research and Development Expenses

Research and development expenses were $2.4 million for the three months ended September 30, 2023 compared to $18.3 million for the three months ended September 30, 2022, a decrease of $15.9 million. The decrease in research and development expenses was primarily attributable to a decrease of $8.6 million in clinical trial related activities and contract manufacturing activities for our clinical trials and drug supply, a decrease of $5.0 million in personnel costs, a decrease of $1.8 million in other research and development costs primarily related to facilities costs and lease expense, and a decrease of $0.5 million related to service agreements.

General and Administrative Expenses

General and administrative expenses were $11.3 million for the three months ended September 30, 2023 compared to $7.9 million for the three months ended September 30, 2022, an increase of $3.4 million. The increase in general and administrative expenses was comprised of an increase of $2.8 million related to facilities costs and lease expense, an increase of $0.3 million in personnel-related costs, including associated stock-based compensation expense, and an increase of $0.3 million in professional service agreements.

Restructuring and Impairment Costs

Restructuring and impairment costs for the three months ended September 30, 2023 consisted primarily of costs incurred related to the corporate restructuring, including $5.3 million related to the impairment and loss on disposal of property and equipment, $4.5 million related to severance expense incurred as part of the Restructuring Plan, and $1.4 million of non-cash impairment related to the decision not to utilize the South San Francisco lease.

Other Income (Expense), Net

The other income (expense), net for the three months ended September 30, 2023 and 2022 was comprised of income received from the asset purchase agreement, as well as interest income and income received from the sublease arrangement.

Nine Months Ended September 30, 2023 and 2022

The following table summarizes our statements of operations and comprehensive loss for the respective periods (in thousands):

	Nine Months Ended September 30,
	2023	2022
Operating expenses:
Research and development	$32,136	$54,325
General and administrative	26,372	24,563
Restructuring and impairment costs	51,128	-
Total operating expenses	109,636	78,888
Loss from operations	(109,636)	(78,888)
Other income (expense), net:
Interest income, net	8,387	2,435
Loss on disposal of assets	(71)	-
Other income, net	(413)	-
Total other income (expense), net	7,903	2,435
Net loss	$(101,733)	$(76,453)
Unrealized gain (loss) on investments	953	(1,596)
Comprehensive loss	$(100,780)	$(78,049)

Operating Expenses

Research and Development Expenses

Research and development expenses were $32.1 million for the nine months ended September 30, 2023 compared to $54.3 million for the nine months ended September 30, 2022, a decrease of $22.2 million. The decrease in research and development expenses was primarily attributable to a decrease of $13.6 million in clinical trial related activities and contract manufacturing activities for our clinical trials and drug supply, a $6.4 million decrease in personnel costs, a $1.2 million decrease in other research and development costs related to service agreements, and $1.0 million decrease in facilities costs and associated lease expense.

General and Administrative Expenses

General and administrative expenses were $26.4 million for the nine months ended September 30, 2023 compared to $24.6 million for the nine months ended September 30, 2022, an increase of $1.8 million. The increase in general and administrative expense was comprised of an increase of $3.4 million in facilities costs, lease expense, and depreciation and amortization expense due to an increase in the allocation of general and administrative use of facilities and $0.7 million in personnel-related costs, including associated stock-based compensation expense. This was partially offset by a decrease of $2.3 million in professional service fees and expenses.

Restructuring and Impairment Costs

Restructuring and impairment costs for the nine months ended September 30, 2023 consisted primarily of costs incurred related to the corporate restructuring, including $35.0 million of non-cash impairment related to the decision not to utilize the Bayside Area Development lease, $7.9 million related to severance expense incurred as part of the Restructuring Plan, $6.8 million related to the impairment and loss on the disposal of property and equipment, and $1.4 million of non-cash impairment related to the decision not to utilize the South San Francisco lease.

Other Income (Expense), Net

The other income (expense), net for the nine months ended September 30, 2023 and 2022 was comprised of income received from the asset purchase agreement, as well as interest income and income received from the sublease arrangement.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations from inception through September 30, 2023. As of September 30, 2023, we had $234.0 million of cash, cash equivalents and marketable securities and our accumulated deficit was $344.1 million. In June and July 2021, we raised net proceeds of $251.3 million in our IPO, pursuant to which we sold an aggregate of 16,100,000 shares of common stock.

Prior to our IPO, we funded our operations primarily from the sale of redeemable convertible preferred stock and issuance of convertible promissory notes.

On July 21, 2022, we filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $300.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into a Sales Agreement to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our common stock from time to time in “at-the-market” offerings under the 2022 Shelf and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. We have not issued any shares or received any proceeds from any offerings under the 2022 Shelf through November 13, 2023.

Future Funding Requirements

Historically, our primary uses of cash were to fund our operations, which consisted primarily of research and development expenditures related to our programs and, to a lesser extent, general and administrative expenditures. We anticipate that we will continue to incur significant general and administrative expenses for the foreseeable future as we pursue other strategic alternatives, advance potential product candidates, maintain our corporate infrastructure, including the costs associated with being a public company, scale our laboratory and manufacturing operations, and incur marketing costs associated with potential commercialization. We are subject to all of the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for the next 12 months from the issuance date of this Form 10-Q. Until we can generate sufficient revenues from the commercialization of product candidates or from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, collaborations and other strategic alliances and licensing arrangements, or any combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide that have resulted and may result from inflationary pressures or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

Because our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, we are unable to estimate the exact amount of our working capital requirements. In addition to factors related to the strategic alternative review process, our future capital requirements may depend on many other factors, including:

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(44,130)	$(65,551)
Net cash provided by (used in) investing activities	179,264	(255,387)
Net cash provided by financing activities	124	353
Net increase (decrease) in cash, cash equivalents and restricted cash	$135,258	$(320,585)

Cash Used in Operating Activities

Net cash used in operating activities was $44.1 million for the nine months ended September 30, 2023, which was primarily attributable to our net loss of $101.7 million, adjusted for net non-cash charges of $54.4 million and net changes in operating assets and liabilities of $3.3 million. Non-cash charges included $43.3 million of impairment expense, $8.3 million in stock-based compensation expense, and $3.9 million in non-cash lease expense, which is partially offset by $1.1 million in depreciation and amortization expenses.

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

Cash Used in Investing Activities

Net cash provided by investing activities was $179.3 million for the nine months ended September 30, 2023, which was primarily attributable to cash received from the maturity of investments of $217.0 million and proceeds from sale of property and equipment of $1.2 million. This was partially offset by cash used the investment in current and non-current marketable securities of $28.1 million and the purchases of tenant improvements and lab equipment at our headquarters of $10.8 million.

Net cash used in investing activities was $255.4 million for the nine months ended September 30, 2022, which was primarily attributable to the investment in current and non-current marketable securities of $339.8 million and the purchases of lab equipment for use at our headquarters of $5.6 million. This was partially offset by cash received from the maturity of investments of $90.0 million.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $0.1 million for the nine months ended September 30, 2023, which consisted primarily of proceeds from issuance of common stock related to the employee stock purchase plan and exercise of options. This was partially offset by repurchases of unvested early exercised stock options and RSAs.

Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2022, which consisted primarily of proceeds from issuance of common stock related to the employee stock purchase plan and stock grants.

Recently Adopted Accounting Pronouncements

For information on new accounting standards, see Note 2 to our condensed financial statements included elsewhere in this Quarterly Report.

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

As discussed in Note 11 to our condensed financial statements included elsewhere in this Quarterly Report, in connection with our Restructuring Plan, we have made the decision not to utilize the Bayside Area Development premises (the “Bayside lease”). We are currently seeking to sublease the vacated premises while still maintaining sufficient office and laboratory space for our normal operations. As a result, we reviewed the Bayside lease for impairment as of April 2023 when we received access to the premises and will subsequently review at each reporting date or as facts and circumstances changed. As part of our impairment evaluation of the Bayside lease, we separately compared the estimated undiscounted income to the net book value of the related long-term assets, which include right-of-use assets and certain property and equipment, primarily leasehold improvements. We estimated sublease income using market participant assumptions, including the length of time to enter into a sublease and sublease payments, which we evaluated using sublease negotiations or agreements where applicable, current real estate trends, and market conditions. If such income exceeded the net book value of the related assets, we did not record an impairment charge. Otherwise, we recorded an impairment charge by reducing the net book value of the assets to their estimated fair value, which we determined by discounting the estimated sublease cash flows using the estimated borrowing rate of a market participant subtenant. Determination of these key assumptions is complex and highly judgmental.

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

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) December 31, 2026, (iii) the date on which we are deemed to be a “large accelerated filer,” under the rules of the SEC, which means the market value of equity securities that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who serves as our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer has concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

This Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, the discussion of our business and operations in this Form 10-Q should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for year ended December 31, 2022 filed with the SEC on March 20, 2023 (as amended, the “Annual Report”) and in subsequent periodic filings with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. There are no material changes from the risk factors as previously disclosed in our Annual Report.

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

As of September 30, 2023, we have used approximately $179.5 million of the net proceeds received in the IPO. Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. There has been no material change in the planned use of proceeds from our IPO as described in the registration statement on Form S-1. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy.

(c)
Issuer Purchases of Equity Securities

The following table provides stock repurchase activity during each of the months of the three months ended September 30, 2023:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2023 - July 31, 2023	15,087	$0.30	—	—
August 1, 2023 - August 31, 2023	7,282	0.30	—	—
September 1, 2023 - September 30, 2023	5,361	0.22	—	—
Total	27,730	$0.28	—	—
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

10.1#	Employment offer letter, dated as of August 21, 2023, by and between the Registrant and Kimberlee C. Drapkin.

10.2	Separation and Release Agreement, dated as of September 7, 2023, by and between the Registrant and Josh Lehrer.

31

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

** This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAPHITE BIO, INC.

Date: November 13, 2023	By:	/s/ Kimberlee C. Drapkin
Kimberlee C. Drapkin
Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)