Form 10-Q
period 2024-06-30
LENZ Therapeutics, Inc.
filed 2024-08-14
CIK 1815776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

201 Lomas Santa Fe Dr., Suite 300
Solana Beach, California 92075
(Address of principal executive offices, including zip code)
(858) 925-7000
(Registrant's telephone number, including area code)
445 Marine View Ave., Ste. #320
Del Mar, California 92014
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
Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐   No ☒
As of August 9, 2024, 27,496,665 shares of the registrant's common stock were outstanding.

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
•the timing, scope and likelihood of regulatory approval for LNZ100;
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
•our expectations regarding the period during which we will remain an emerging growth company under the JOBS Act; and
•our anticipated use of our existing resources, the proceeds from the Merger and the concurrent March 2024 PIPE Financing (as defined in Part I, Item I, Note 3, “Merger and Related Transactions,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q), and the July 2024 PIPE Financing (as defined in Part I, Item I, Note 11, “Subsequent Events,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q).
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
ii

iii

Part I. Financial Information
Item 1. Financial Statements.
LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,035	$35,140
Marketable securities	112,077	30,654
Prepaid expenses and other current assets	3,124	1,450
Restricted cash	114	—
Total current assets	199,350	67,244
Property and equipment, net	164	54
Operating lease right-of-use asset	1,727	318
Deferred offering costs	—	2,739
Other assets	1,398	21
Total assets	$202,639	$70,376
Liabilities, convertible preferred and common stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,406	$5,711
Accrued liabilities	4,177	12,803
Total current liabilities	8,583	18,514
Operating lease liability, net	1,052	192
Other noncurrent liabilities	83	121
Preferred stock warrants liability	—	871
Total liabilities	9,718	19,698
Commitments and contingencies (Note 6)
Convertible preferred and common stock:
Series A convertible preferred stock, par value of $0.001 per share; no shares and 22,791,777 shares authorized at June 30, 2024 and December 31, 2023, respectively; no shares and 21,977,282 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	44,621
Series A-1 convertible preferred stock, par value of $0.001 per share; no shares and 2,950,548 shares authorized at June 30, 2024 and December 31, 2023, respectively; no shares and 2,950,548 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	9,893
Series B convertible preferred stock, par value of $0.001 per share; no shares and 28,019,181 shares authorized at June 30, 2024 and December 31, 2023, respectively; no shares and 28,019,181 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	82,976
Class B convertible common stock, par value of $0.001 per share; no shares and 2,744,184 shares authorized at June 30, 2024 and December 31, 2023, respectively; no shares and 2,744,184 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	5,900
Total convertible preferred and common stock	—	143,390
Stockholders' equity (deficit) (1):

Common stock, par value of $0.00001 per share; 300,000,000 and 16,017,929 shares authorized at June 30, 2024 and December 31, 2023, respectively, 25,872,718 and 2,004,783 shares issued at June 30, 2024 and December 31, 2023, respectively, and 25,845,671 and 1,969,360 shares outstanding at June 30, 2024 and December 31, 2023, respectively	—	10
Additional paid-in capital	315,130	2,517
Accumulated deficit	(122,147)	(95,245)
Accumulated other comprehensive income (loss)	(62)	6
Total stockholders’ equity (deficit)	192,921	(92,712)
Total liabilities, convertible preferred and common stock and stockholders’ equity (deficit)	$202,639	$70,376
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1)Retroactively recast for the reverse recapitalization as described in Note 3.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$6,945	$12,639	$17,482	$22,964
Selling, general and administrative	7,407	2,320	12,958	4,611
Total operating expenses	14,352	14,959	30,440	27,575
Loss from operations	(14,352)	(14,959)	(30,440)	(27,575)
Other income (expense):
Other income (expense)	1,635	(18)	287	(73)
Interest income	2,463	251	3,251	252
Total other income (expense), net	4,098	233	3,538	179
Net loss	$(10,254)	$(14,726)	$(26,902)	$(27,396)
Other comprehensive loss:
Unrealized loss on marketable securities	(61)	(14)	(68)	(14)
Comprehensive loss	$(10,315)	$(14,740)	$(26,970)	$(27,410)
Net loss per share, basic and diluted	$(0.40)	$(7.53)	$(1.77)	$(14.02)
Weighted-average common shares outstanding, basic and diluted (1)	25,608,594	1,956,244	15,163,103	1,953,464
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1)Retroactively recast for the reverse recapitalization as described in Note 3. See Note 2 for further information on weighted-average common shares outstanding.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED AND COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Convertible Preferred and Common Stock								Stockholders' Equity (Deficit)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Class B Convertible Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023 (1)	21,977,282	$44,621	2,950,548	$9,893	28,019,181	$82,976	2,744,184	$5,900	1,969,360	$10	$2,517	$(95,245)	$6	$(92,712)
Conversion of convertible preferred stock and Class B convertible common stock to common stock as a result of the Merger and reset to par of $0.00001	(21,977,282)	(44,621)	(2,950,548)	(9,893)	(28,019,181)	(82,976)	(2,744,184)	(5,900)	11,260,672	(10)	143,400	—	—	143,390
Issuance of common stock to Graphite stockholders as a result of the Merger	—	—	—	—	—	—	—	—	8,320,485	—	116,145	—	—	116,145
Issuance of common stock from private placement, net	—	—	—	—	—	—	—	—	3,559,565	—	49,840	—	—	49,840
Reclassification of warrant liability to equity	—	—	—	—	—	—	—	—	—	—	1,918	—	—	1,918
Merger transaction costs	—	—	—	—	—	—	—	—	—	—	(5,146)	—	—	(5,146)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(7)	(7)
Exercise of stock options and common warrants	—	—	—	—	—	—	—	—	383,898	—	430	—	—	430
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	6,150	—	10	—	—	10
Share-based compensation	—	—	—	—	—	—	—	—	—	—	947	—	—	947
Net loss	—	—	—	—	—	—	—	—	—	—	—	(16,648)	—	(16,648)
Balance as of March 31, 2024	—	$—	—	$—	—	$—	—	$—	25,500,130	$—	$310,061	$(111,893)	$(1)	$198,167
Adjustments to reverse recapitalization accounting and issuance of common stock from private placement	—	—	—	—	—	—	—	—	—	—	31	—	—	31
Exercise of stock options	—	—	—	—	—	—	—	—	338,260	—	3,413	—	—	3,413
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(61)	(61)
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	7,281	—	28	—	—	28
Share-based compensation	—	—	—	—	—	—	—	—	—	—	1,597	—	—	1,597

Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,254)	—	(10,254)
Balance as of June 30, 2024	—	$—	—	$—	—	$—	—	$—	25,845,671	$—	$315,130	$(122,147)	$(62)	$192,921
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1)Retroactively recast for the reverse recapitalization as described in Note 3.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED AND COMMON STOCK AND STOCKHOLDERS’ DEFICIT (1)
(in thousands, except share data)
(unaudited)

	Convertible Preferred and Common Stock								Stockholders' Deficit

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Class B Convertible Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	21,977,282	$44,621	2,950,548	$9,893	—	$—	2,744,184	$5,900	1,946,988	$10	$1,098	$(25,277)	$—	$(24,169)
Issuance of Series B convertible preferred stock, net of issuance costs	—	—	—	—	28,019,181	82,976	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	5,593	—	19	—	—	19
Share-based compensation	—	—	—	—	—	—	—	—	—	—	142	—	—	142
Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,670)	—	(12,670)
Balance as of March 31, 2023	21,977,282	$44,621	2,950,548	$9,893	28,019,181	$82,976	2,744,184	$5,900	1,952,581	$10	$1,259	$(37,947)	$—	$(36,678)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(14)	(14)
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	5,593	—	19	—	—	19
Share-based compensation	—	—	—	—	—	—	—	—	—	—	189	—	—	189
Net loss	—	—	—	—	—	—	—	—	—	—	—	(14,726)	—	(14,726)
Balance as of June 30, 2023	21,977,282	$44,621	2,950,548	$9,893	28,019,181	$82,976	2,744,184	$5,900	1,958,174	$10	$1,467	$(52,673)	$(14)	$(51,210)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1)Retroactively recast for the reverse recapitalization as described in Note 3.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(26,902)	$(27,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23	7
Accretion of discounts on marketable securities	(1,234)	(19)
Change in fair value of preferred stock warrants	1,047	40
Share-based compensation expense	2,544	331
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(399)	75
Accounts payable	(3,955)	(2,201)
Accrued liabilities	(9,479)	2,831
Other assets	(1,377)	10
Net cash used in operating activities	(39,732)	(26,322)
Cash flows from investing activities
Purchases of marketable securities	(111,257)	(26,851)
Proceeds from maturities of marketable securities	31,000	—
Purchases of property and equipment	(133)	(30)
Net cash used in investing activities	(80,390)	(26,881)
Cash flows from financing activities
Proceeds from, issuance of Series B convertible preferred stock, net of issuance costs	—	82,976
Proceeds from issuance of common stock, net of issuance costs	49,824	—
Cash, cash equivalents, and restricted cash acquired in connection with the Merger	117,824	—
Merger transaction costs	(2,360)	—
Proceeds from exercises of stock options	3,843	203
Net cash provided by financing activities	169,131	83,179
Net increase in cash	49,009	29,976
Cash and cash equivalents, beginning of the period	35,140	44,441
Cash, cash equivalents, and restricted cash, end of the period	$84,149	$74,417
Supplemental cash flow information
Conversion of Series A, A-1, and B convertible preferred stock to common stock	$137,490	$—
Conversion of Class B convertible common stock to common stock	$5,900	$—
Reclassification of warrant liability to equity	$1,918	$—
Prepaid expenses and other current assets assumed in the Merger	$1,313	$—
Accounts payable and accrued liabilities assumed in the Merger	$2,950	$—
Merger transaction costs included in accounts payable and accrued expenses	$42	$—
Right-of-use assets assumed in the Merger in exchange for operating lease liabilities	$218	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$1,218	$190
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LENZ THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    Organization and Liquidity
Description of the Business
LENZ Therapeutics, Inc. ("LENZ" or the "Company"), formerly known as Graphite Bio, Inc. ("Graphite"), was incorporated in Ontario, Canada in June 2017 as Longbow Therapeutics Inc., and was reincorporated in the State of Delaware in October 2019. The Company has a wholly owned subsidiary, LENZ Therapeutics Operations, Inc. ("LENZ OpCo"), previously named Lenz Therapeutics, Inc., which became a corporation in Delaware on October 28, 2020 upon the filing of a Certificate of Conversion to convert Presbyopia Therapies, LLC, a Delaware limited liability company (formed in September 2013), to a Delaware corporation. The Company is a late-stage clinical company developing innovative ophthalmic pharmaceutical products.
Reverse Merger Transaction
On March 21, 2024, Graphite and LENZ OpCo completed a merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”) dated November 14, 2023, pursuant to which, among other matters, Generate Merger Sub, Inc., a wholly-owned subsidiary of Graphite, merged with and into LENZ OpCo, with LENZ OpCo surviving the merger as the surviving corporation and a wholly-owned subsidiary of Graphite (the “Merger”). In connection with the Merger, Graphite changed its name to “LENZ Therapeutics, Inc.” The Merger was accounted for as a reverse recapitalization, with LENZ OpCo being treated as the acquirer for accounting purposes. See discussions of the transactions in connection with the Merger in Note 3.
Liquidity
As of June 30, 2024, the Company has devoted substantially all of its efforts to product development and has not realized product revenues from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of June 30, 2024, had an accumulated deficit of $122.1 million. The Company expects to incur additional losses in the future as it continues its research and development efforts, advances its product candidate through clinical development, seeks regulatory approval, prepares for commercialization, hires additional personnel, protects its intellectual property, and grows its business. The Company may need to raise additional capital to support its continuing operations and pursue its long-term business plan, including the development and commercialization of its product candidate, if approved. Such activities are subject to significant risks and uncertainties.
As of June 30, 2024, the Company had cash, cash equivalents, and marketable securities of $196.1 million, which is available to fund future operations. The Company believes that its existing cash, cash equivalents, and marketable securities as of June 30, 2024 will be sufficient to support operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements.
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

Since LENZ OpCo was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for LENZ OpCo and did not include the combined entities activity or financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the six months ended June 30, 2024 include Graphite’s activity from March 21, 2024 through June 30, 2024, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of LENZ OpCo have been retroactively recast based on the Merger exchange ratio of 0.2022.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits its cash primarily in traditional checking and savings accounts and money market funds with a financial institution. Restricted cash of $0.1 million as of June 30, 2024 relates to a security deposit in the form of a letter of credit issued in connection with one of the Company's leases.
Marketable Securities
The Company classifies marketable securities as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all marketable securities with maturity dates beyond three months at the date of purchase as current assets in the accompanying balance sheets. As of June 30, 2024, the Company had no intent to sell any marketable securities prior to maturity. Marketable securities classified as available-for-sale are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ deficit until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield over the life of the instrument. Realized gains and losses are calculated using the specific identification method and recorded as interest income or expense. The Company invests in available-for-sale securities consisting of commercial paper, U.S. Treasury securities and U.S. agency securities. Available-for-sale securities are classified as marketable securities on the Company's condensed consolidated balance sheets.
Long-term Investment
Long-term investments without a readily determinable fair value are accounted for using the cost method. The cost method is applied when there is no active market for the investment, thus the fair value cannot be reliably determined. The cost of long-term investments include the purchase price, and are adjusted to fair value based on any observable changes in market value or any impairment losses. The Company has one long-term equity investment which is classified as a non-current asset in the condensed consolidated balance sheet, as the Company had no intent to sell or dispose of the long-term investment within one year of the balance sheet date.
Equity investments without a readily determinable fair value are remeasured from time to time based on observable price changes in orderly transactions for an identical or similar investment. Changes in fair value due to observable price changes are recorded as other income (expense) in the condensed consolidated statement of operations and comprehensive loss in the period in which they occur. See Note 4 for further discussion on the remeasurement of the Company's long-term investment during the three months ended June 30, 2024.
Impairment of long-term investments is assessed periodically or whenever there are indicators of potential impairment. An impairment loss is recognized if the carrying amount of the investment exceeds its recoverable amount. The recoverable amount is determined based on the higher of the investment's fair value less costs to sell or its value in use. Any impairment losses are recognized in the condensed consolidated statement of operations and comprehensive loss as an expense in the period in which they occur.
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
Deferred Offering Costs
The Company capitalizes costs that are directly associated with equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. The Company had capitalized deferred offering costs of $2.7 million as of December 31, 2023 related to the Merger. The Company had no capitalized deferred offering costs as of June 30, 2024.
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
Preferred Stock Warrants Liability
The Company had issued freestanding warrants to purchase shares of its Series A convertible preferred stock (Series A Convertible Preferred). Prior to the Merger, the Company revalued the warrants at each balance sheet date utilizing an option pricing method that back solved the fair value of the warrants based on recent financing transactions and also considered the enterprise value of the Company when considering potential exit events. The warrants’ estimated fair value as of the Merger date utilized the Black-Scholes model and the following input assumptions: risk free interest rate (4.3% - 4.4%), expected term (3.6 - 4.1 years), dividend yield (0%), volatility (103.0% - 104.0%) and exercise price ($10.64 per common share). Changes in fair value were recognized as increases or reductions to other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The fair value of these warrants was classified as a non-current liability in the condensed consolidated balance sheet since the underlying Series A Convertible Preferred stock was potentially redeemable. Pursuant to the Merger Agreement, the Series A Convertible preferred stock warrants became warrants to purchase shares of the Company's common stock. As a result of the Merger, the warrants no longer meet the requirements for liability accounting and, as such, the Company adjusted the value of the warrants to the estimated fair value as of the Merger date and reclassified them to stockholders' equity.
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
Liabilities are provided for tax benefits for which realization is uncertain. Such benefits are only recognized when the underlying tax position is considered more-likely-than-not to be sustained on examination by a taxing authority, assuming they possess full knowledge of the position and facts. Interest and penalties related to uncertain tax positions are recognized in the provision of income taxes. As of June 30, 2024 and December 31, 2023, the Company had incurred no interest or penalties related to uncertain income tax benefits.
The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the balance sheets as of June 30, 2024 and December 31, 2023 and has not recognized interest or penalties in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 or 2023.
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

For the six months ended June 30, 2024, net loss per share included the weighted-average shares outstanding as a result of the Merger and shares issued in conjunction with the March 2024 PIPE Financing (as defined in Note 3).
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve existing disclosure requirements for segment reporting, primarily through enhanced disclosures about significant segment expenses and new disclosures requirements applicable to entities with a single reportable segment. This guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, on a retrospective basis. The Company expects to adopt this guidance for the annual period ending December 31, 2024 and has not yet determined the impact the adoption of this guidance will have on the Company's financial statements.
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
In connection with the Merger Agreement, the Company concurrently entered into a subscription agreement (the “Subscription Agreement”) with certain institutional investors (the “PIPE investors”) pursuant to which, among other things, the Company agreed to issue to the PIPE investors shares of LENZ common stock immediately following the Merger in a private placement transaction for an aggregate purchase price of $53.5 million (the “March 2024 PIPE Financing”). Immediately following the consummation of the Merger and March 2024 PIPE Financing, LENZ OpCo, Graphite stockholders, and the PIPE investors collectively owned approximately 56%, 31%, and 13% of the Company, respectively, on a fully diluted basis.
As part of the reverse recapitalization, LENZ OpCo received $112.6 million of cash and cash equivalents, net of transaction costs. LENZ OpCo also acquired assets, primarily prepaid and other current assets, of approximately $1.5 million and assumed payables and accruals of approximately $3.2 million. LENZ OpCo also incurred transaction costs of approximately $5.2 million, which was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated statements of convertible preferred and common stock and stockholders' equity. The Company also recorded a one-time charge of $0.3 million for the acceleration of the Graphite stock awards that is recorded in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2024.
4.    Financial Instruments
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
To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value of the instrument. The carrying amounts of the Company’s financial instruments, including cash equivalents classified within the Level 1 designation, prepaid and other current assets, accounts payable, and accrued liabilities approximate fair value due to their short maturities. Cash equivalents, marketable securities, and the preferred stock warrants liability are recorded at fair value on a recurring basis. Equity investments without a readily determinable fair value are recorded at cost and adjusted to fair value based on observable price changes in orderly transactions for identical or similar investment of the same issuer.
None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
At June 30, 2024:
Cash equivalents
Money market funds	$14,317	$14,317	$—	$—
Total cash equivalents measured at fair value	$14,317	$14,317	$—	$—
Marketable securities
Commercial paper	$61,423	$—	$61,423	$—
U.S. government agency securities	27,579	—	27,579	—
U.S. treasury securities	18,653	18,653	—	—
Corporate debt securities	4,421	—	4,421	—
Total marketable securities measured at fair value	$112,076	$18,653	$93,423	$—

At December 31, 2023:
Cash equivalents
Money market funds	$7,962	$7,962	$—	$—
Total cash equivalents measured at fair value	$7,962	$7,962	$—	$—
Marketable securities
Commercial paper	$18,751	$—	$18,751	$—
U.S. government agency securities	9,925	—	9,925	—
U.S. treasury securities	1,978	1,978	—	—
Total marketable securities measured at fair value	$30,654	$1,978	$28,676	$—
Liabilities
Convertible preferred stock warrants	$871	$—	$—	$871
Total liabilities measured at fair value	$871	$—	$—	$871
Marketable securities consisted of the following (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$61,470	$—	$(47)	$61,423
U.S. treasury securities	18,658	—	(5)	18,653
U.S. government agency securities	27,588	—	(9)	27,579
Corporate debt securities	4,421	—	—	4,421
Totals	$112,137	$—	$(61)	$112,076

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$18,742	$9	$—	$18,751
U.S. government agency securities	9,927	1	(3)	9,925
U.S. treasury securities	1,977	1	—	1,978
Totals	$30,646	$11	$(3)	$30,654
As of June 30, 2024, thirty-six of the Company's marketable securities with a fair market value of $103.2 million were in an aggregate gross unrealized loss position of $0.1 million; these thirty-six marketable securities have all been in a gross unrealized loss position for less than one year. When evaluating an investment for impairment, management reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, intent to sell or the likelihood that the Company would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on a review of these marketable securities, the Company believes none of the unrealized loss is the result of a credit loss as of June 30, 2024, because the Company does not intend to sell these securities, and it is not more-likely-than-not that the Company will be required to sell these securities before the recovery of their amortized cost basis. As of June 30, 2024, all marketable securities had contractual maturities of less than one year.
The Company did not transfer any assets measured at fair value on a recurring basis between levels during the six months ended June 30, 2024 and 2023.
The following table presents activity for the preferred stock warrants liability during the six months ended June 30, 2024 (in thousands):

Preferred Stock Warrants Liability
Balance at December 31, 2023	$871
Change in fair value	1,047
Conversion of preferred stock warrants liability to equity	(1,918)
Balance at June 30, 2024	$—
No fair value liabilities exist as of June 30, 2024. Upon completion of the Merger, the preferred stock warrants became exercisable into shares of common stock and will no longer continue to be remeasured at each reporting date. Refer to Note 2 for further discussion on the valuation of the preferred stock warrants liability.
Equity investment without a readily determinable fair value
In conjunction with the Merger, the Company obtained an investment in common stock of an unfunded privately held, pre-clinical life sciences company, which the Company carried at a $0 value as of March 31, 2024. During the three months ended June 30, 2024, the private company executed a seed funding round ("Seed Financing"), which triggered an anti-dilution provision under the License and Option Agreement (“Option Agreement”), resulting in the issuance of shares of common stock. The Company identified the Seed Financing as an observable price change under the measurement alternative, and adjusted the equity investment from zero to an estimated fair value of $1.3 million as of June 30, 2024. There were no downward adjustments to the carrying value of the Company's investment without a readily determinable fair value on both a cumulative basis or for the three and six months ended June 30, 2024.
5.    Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Research and development accrued expense	$937	$10,289
Accrued payroll and related	1,552	1,998
Operating lease liability, current portion	649	137
Other accrued liabilities	1,039	379
Total accrued liabilities	$4,177	$12,803

6.    Commitments and Contingencies
Operating Leases
Commencing on April 1, 2022, LENZ OpCo entered into a lease agreement for office space in Del Mar, California, which was subsequently amended to expand the office space leased and extend the term (the "Del Mar lease"). In April 2024, the Company entered into a lease agreement for office space in Solana Beach, California (the "Lomas lease"). As of June 30, 2024, the weighted average remaining lease term was 3.0 years, and the weighted average discount rate used to determine the right-of-use assets and corresponding operating lease liabilities was 7.7%. Cash paid for operating leases approximated rent expense for the periods presented.

Maturities of the operating lease liabilities as of June 30, 2024 for the Del Mar and Lomas leases are as follows (in thousands):

2024	$227
2025	577
2026	511
2027	361
Total undiscounted lease payments	1,676
Less: present value adjustment	(196)
Operating lease liabilities	$1,480
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
Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2024 and December 31, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
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
Concurrent with the closing of the Merger on March 21, 2024, the Company completed the March 2024 PIPE Financing of 3,559,565 shares for an aggregate purchase price of $53.5 million.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Other than the special dividend paid by Graphite immediately prior to the close of the Merger, no dividends have been declared or paid by the Company through June 30, 2024, and any such dividends are not cumulative.
Common stock reserved for future issuance consist of the following:

June 30, 2024
Common stock warrants	164,676
Common stock options granted and outstanding	3,005,809
Shares available for issuance under incentive plans	1,608,065
Shares available under the 2024 Employee Stock Purchase Plan	250,995
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
Share-Based Compensation
Share-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selling, general and administrative	$1,235	$131	$1,988	$235

Research and development	362	58	$556	96
Total	$1,597	$189	$2,544	$331
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

	As of June 30,
	2024	2023
Convertible preferred stock	—	10,705,829
Class B convertible common stock	—	554,843
Preferred stock warrants	—	164,676
Common stock options granted and outstanding	3,005,809	1,842,295
Warrants to purchase common stock	164,676	95,034
Total	3,170,485	13,362,677
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
The Company assessed the promises made under the Ji Xing License and concluded the Ji Xing License comprises a single performance obligation providing the right to use functional intellectual property. The $15.0 million transaction price allocated to that single performance obligation was recognized on completion of the transfer of the Ji Xing License during the year ended December 31, 2022. No contractual milestones were met under the Ji Xing License during the six months ended June 30, 2024 or 2023.
10.     Related Party Transactions
In March 2023, LENZ OpCo issued 22,146,905 shares of its Series B preferred stock for total cash proceeds of $66.0 million to investors, including to significant shareholders that had designated members on LENZ OpCo’s board of directors.
Through the Subscription Agreement and March 2024 PIPE Financing executed in conjunction with the Merger, the Company issued 3,343,330 shares to investors that had designated members on the Company's board of directors.
A member of the Company’s Board of Directors currently serves as a member of the board of directors of one of the Company’s vendors, and has served in that capacity since 2023. LENZ OpCo entered into a Master Services Agreement with this vendor in September 2023 to provide manufacturing services. Accordingly, the Company considers the vendor to be a related party. For the three and six months ended June 30, 2024, fees incurred for services performed by the vendor were $0.1 million and $0.2 million, and were charged to research and development expenses. The Company had no amounts due to the vendor within accounts payable as of June 30, 2024.
11.     Subsequent Events
Private Placement
On July 14, 2024, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) for a private placement with Ridgeback Capital Investment, L.P. (“July 2024 PIPE Financing”). Pursuant to the Purchase Agreement, the Company agreed to sell 1,578,947 shares of the Company’s common stock, par value 0.00001 per share, at a purchase price of $19.00 per share. The gross proceeds of the July 2024 PIPE Financing were $30.0 million. The July 2024 PIPE Financing closed on July 17, 2024.

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
Overview
We are a late-stage biopharmaceutical company focused on developing and commercializing innovative therapies to improve vision. Our initial focus is the treatment of presbyopia, the inevitable loss of near vision that impacts the daily lives of nearly all people over 45. In the United States, the estimated addressable population who suffer from this condition, known as presbyopes, is 128 million, almost four times the number of individuals suffering from dry eye disease and three times the number of individuals suffering from childhood myopia, macular degeneration, diabetic retinopathy and glaucoma combined. We believe that a once-daily pharmacological eye drop that can effectively and safely improve near vision throughout the full workday, without the need for reading glasses, could be a highly attractive commercial product with an estimated U.S. market opportunity in excess of $3 billion. It is our goal to develop and commercialize such a product, and we have assembled an executive team with extensive clinical and commercial experience to execute this goal and become the category leader.
Our lead product candidate LNZ100 is a preservative-free, single-use, once-daily eye drop containing aceclidine. We believe our product candidate is differentiated based on rapid onset, degree and duration of near vision improvement, its ability to be used across the full age range of presbyopes, from their mid-40s to well into their mid-70s, as well as a broad refractive range. Aceclidine’s pupil-selective mechanism of action was demonstrated in our clinical trials where near vision improved while avoiding blurry distance vision. Our product candidate was well-tolerated in clinical trials, and its active ingredient aceclidine has a favorable tolerability profile that have been well-established empirically. LNZ100 has patent protection until 2039 in the United States, at a minimum, due to a robust intellectual property portfolio underpinned by issued patents.
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
Our other product candidate LNZ101, a preservative-free eye drop containing aceclidine and brimonidine, showed similar results, including achieving primary and secondary endpoints in both CLARITY 1 and 2, but did not show superiority to LNZ100. Based on these results, we selected LNZ100 as our lead product candidate, for which we submitted a New Drug Application (“NDA”) to FDA in August 2024 with a potential approval in mid-2025 and launch target date in the second half of 2025. We believe that LNZ100, if approved, could be the first and only aceclidine-based product approved by the FDA and would then be eligible for five years of new chemical entity (“NCE”) exclusivity in the United States.
As of June 30, 2024, we had $196.1 million of cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2024, together with the net proceeds of the July 2024 PIPE Financing, will allow us to continue to build infrastructure and commercialize LNZ100, subject to FDA approval, and will be sufficient to fund the Company to positive operating cash flow subsequent to such commercial launch. We do not expect to generate any revenues from product sales unless and until we successfully obtain regulatory approval for LNZ100. We have incurred net losses in each year since inception, and as of June 30, 2024, we had an accumulated deficit of $122.1 million. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses as we seek FDA approval and begin commercialization. These costs include expenses associated with the regulatory approval process and, subject to such approval, preparation for the potential commercial launch of LNZ100, subject to FDA approval. Additionally, we anticipate incurring expenses related to product sales, marketing, manufacturing, and distribution, and additional costs associated with being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements. As a result of these and other factors, it is possible that we may require additional financing to fund our operations and planned growth.
Through the completion of the Merger, LENZ OpCo financed its operations primarily through private placements of its common stock and convertible preferred stock. Concurrent with the closing of the Merger on March 21, 2024, the Company completed the March 2024 PIPE Financing of 3,559,565 shares of common stock for an aggregate gross purchase price of $53.5 million. Additionally, on July 17, 2024, the Company completed a private placement (the "July 2024 PIPE Financing") with Ridgeback Capital Investment, L.P. of 1,578,947 shares of common stock for an aggregate gross purchase price of $30.0 million.
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
The $15.0 million upfront payments allocated to that single performance obligation was recognized on execution of the Ji Xing License during the year ended December 31, 2022. No contractual milestones were met under the Ji Xing License during the six months ended June 30, 2024 or 2023.
Key Trends and Factors Affecting Comparability Between Periods
•Our research and development costs decreased during the three and six months ended June 30, 2024, relative to the three and six months ended June 30, 2023, primarily as a result of reduced contract manufacturing expenses and clinical research expenses related to the substantial completion of our Phase 3 CLARITY trials in March 2024. We expect our research and development costs will continue to decrease in 2024, relative to 2023, given the completion of the CLARITY trials and subsequent wind-down over 2024.
•We expect that selling, general and administrative expenses will continue to increase in 2024, relative to 2023, as we expand our operating activities and number of employees in connection with a potential commercial launch of LNZ100, subject to FDA approval.
•We have built a cross-functional commercial team consisting of marketing and commercial operations and will continue to strategically build our sales and commercial infrastructure with capabilities designed to scale when necessary to support a commercial launch if approval is received. These expenses increased during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, and we expect such expenses to continue to increase for the foreseeable future, in connection with our shift in focus towards a potential commercial launch of LNZ100, subject to FDA approval.
•As a result of the Merger, the Company’s corporate general and administrative expenses have and will continue to increase from those that we incurred in prior years as a privately held company, including costs related to (i) compliance with the rules and regulations of the SEC and those of Nasdaq, (ii) legal, accounting and other professional services, (iii) insurance, (iv) investor relations activities, and (v) other administrative and professional services.
Recent Developments
Phase 3 CLARITY Capstone Data and Key Opinion Leader Event
In June 2024, LENZ hosted a Key Opinion Leader ("KOL") event, highlighting capstone data from the Phase 3 CLARITY study, featuring real-world perspectives from lead investigators and prominent KOLs on the current treatment landscape for presbyopia and their perspectives on LNZ100 data from the Phase 3 CLARITY study. The capstone data results from the CLARITY Phase 3 study highlighted:
•Robust Product Profile: Patients treated with LNZ100 achieved near universal response with rapid onset and long duration, highlighting a potential best-in-class product profile.
•Rapid onset: At 30 minutes, LNZ100 reported 71% and 91% of participants achieved three- and two-lines or greater improvement in CLARITY 2, respectively.
•Primary Endpoint Achievement (3 Hours): LNZ100 reported 71% and 91% of participants achieved three- and two-lines or greater improvement in CLARITY 2, respectively.
•Long duration: At 10 hours, LNZ100 reported 40% and 69% of participants achieved three-and two-lines or greater improvement in CLARITY 2, respectively.
•Beyond 3-lines of improvement was observed: LNZ100 reported 84% of participants achieving at least 4 lines and 52% at least 5 lines of near vision improvement.
•Statistically significant improvement in distance vision: 41% of participants achieved 1-line or more of distance vision improvement.
•Safety profile: LNZ100 was well-tolerated, with no serious treatment-related adverse events reported in over 30,000 patient treatment days.

Private Placement
On July 14, 2024, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) for the July 2024 PIPE Financing. Pursuant to the Purchase Agreement, the Company agreed to sell 1,578,947 shares of the Company’s common stock at a purchase price of $19.00 per share. The gross proceeds of the July 2024 PIPE Financing were $30.0 million. The July 2024 PIPE Financing closed on July 17, 2024.
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
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, business development, sales and marketing, human resources, and other corporate functions. Other selling, general and administrative expenses include professional fees for legal, auditing, tax and business consulting services, marketing and advertising costs, insurance costs, intellectual property and patent costs, facility costs and travel costs.
Other Income (Expense), Net
Other income (expense), net consists of the change in fair value of preferred stock warrants liability, interest income earned on cash, cash equivalents, and short-term investments, and changes in the fair value of long-term investments due to observable price changes in orderly transactions for an identical or similar investment. Upon completion of the Merger, the preferred stock warrants became exercisable into shares of common stock and will no longer continue to be remeasured at each reporting date.
Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table presents the results of operations for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Research and development	$6,945	$12,639	$(5,694)	(45)%
Selling, general and administrative	7,407	2,320	5,087	219%
Other income (expense), net	4,098	233	3,865	1659%

Research and Development
Substantially all of our research and development expenses incurred for the three months ended June 30, 2024 and 2023 were related to the development of LNZ100 in our INSIGHT and CLARITY trials.
Research and development expenses decreased by $5.7 million, or 45%, from $12.6 million for the three months ended June 30, 2023 to $6.9 million for the three months ended June 30, 2024. The decrease was primarily driven by a $9.2 million decrease in contract research expense for our clinical trials, as our Phase 3 CLARITY trials were substantially completed in March 2024, offset by a $1.0 million increase in nonclinical research expense, a $0.9 million increase in employee salaries and related expenses due to increased headcount, a $0.8 million increase in contract manufacturing expenses for clinical drug product manufacturing, and a $0.8 million increase in contract regulatory consulting expenses.
Selling, General and Administrative
Selling, general and administrative expenses increased $5.1 million, or 219%, from $2.3 million for the three months ended June 30, 2023 to $7.4 million for the three months ended June 30, 2024. The increase was primarily driven by a $1.9 million increase in employee salaries and related expenses due to increased headcount, a $1.2 million increase in marketing and advertising expenses as we increase our pre-commercial planning initiatives for a potential commercial launch of LNZ100, subject to FDA approval, and a $1.1 million increase in legal and other professional services.
Other Income (Expense), net
Other income, net for the three months ended June 30, 2024, was $4.1 million, compared to $0.2 million for the three months ended June 30, 2023. The change was primarily driven by an increase in interest income of $2.2 million due to the increase in cash equivalents and marketable securities acquired in the Merger, and an increase of $1.3 million due to changes in the fair value of the Company's equity investment without a readily determinable fair value.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table presents the results of operations for the periods indicated (amounts in thousands, except percentages):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Research and development	$17,482	$22,964	$(5,482)	(24)%
Selling, general and administrative	12,958	4,611	8,347	181%
Other income (expense), net	3,538	179	3,359	1877%
Research and Development
Substantially all of our research and development expenses incurred for the six months ended June 30, 2024 and 2023 were related to the development of LNZ100 in our INSIGHT and CLARITY trials.
Research and development expenses decreased $5.5 million, or 24%, from $23.0 million for the six months ended June 30, 2023 to $17.5 million for the six months ended June 30, 2024. The decrease was primarily driven by a $10.1 million decrease in contract research expense for our clinical trials, as our Phase 3 CLARITY trials were substantially completed in March 2024, partially offset by a $1.8 million increase in employee salaries and related expenses due to increased headcount, a $1.7 million increase in nonclinical research expense, and a $1.4 million increase in contract regulatory consulting expenses as we prepared to submit the NDA filing for LNZ100.
Selling, General and Administrative
Selling, general and administrative expenses increased $8.3 million, or 181%, from $4.6 million for the six months ended June 30, 2023 to $13.0 million for the six months ended June 30, 2024. The increase was primarily driven by a $2.6 million increase in legal and other professional services, a $2.5 million increase in employee salaries and related expenses due to increased headcount (including a one-time, non-cash stock-based compensation charge of $0.3 million for the acceleration of vesting of stock options as a result of the Merger), a $1.9 million increase in marketing and advertising expenses as we increase our pre-commercial planning initiatives for a potential commercial launch of LNZ100, subject to FDA approval, and a $1.0 million increase in other general and administrative expenses.

Other Income (Expense), net
Other income, net for the six months ended June 30, 2024, was $3.5 million, compared to $0.2 million for the six months ended June 30, 2023. The change was primarily driven by an increase of $3.0 million in interest income due to the increase in cash equivalents and marketable securities acquired in the Merger, and an increase of $1.3 million in the fair value of the Company's equity investment without a readily determinable fair value, partially offset by a $1.0 million increase in the fair value of the preferred stock warrants liability, resulting in a non-recurring, non-cash charge at the close of the Merger.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2024, we had $196.1 million of cash, cash equivalents and marketable securities. We have incurred net losses in each year since inception and as of June 30, 2024, we had an accumulated deficit of $122.1 million. Our net losses were $10.3 million and $14.7 million for the three months ended June 30, 2024 and 2023, respectively, and $26.9 million and $27.4 million for the six months ended June 30, 2024 and 2023, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses as we seek approval and pursue the potential commercialization of LNZ100. These costs include expenses associated with the regulatory approval process for LNZ100, and the preparation for the potential commercial launch of our product, subject to FDA approval.
From inception through June 30, 2024, we received funding of $13.0 million from our initial seed financing, $47.0 million from the sale of Series A Convertible Preferred Stock, $10.0 million from the sale of Series A-1 Convertible Preferred Stock, gross proceeds of $83.5 million from the sale of Series B Convertible Preferred Stock, approximately $117.8 million in cash and cash equivalents from the Merger, approximately $53.5 million in gross cash proceeds from the March 2024 PIPE Financing, and $30.0 million in gross cash proceeds from the July 2024 PIPE Financing.
Funding Requirements
We believe that our cash, cash equivalents and marketable securities as of June 30, 2024, in addition to the July 2024 PIPE Financing, will allow us to continue to build infrastructure and commercialize LNZ100, subject to FDA approval, and such funds are anticipated to fund the Company to positive operating cash flow subsequent to such commercial launch. This belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than expected. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than currently anticipated, and we may need to seek additional funds sooner than planned.
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

We intend to evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We cannot be assured that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or equity-linked securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we raise additional funds through the incurrence of indebtedness, then we may be subject to increased fixed payment obligations and could be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business.
Cash Flows
The following table summarizes our cash flows for the years presented (amounts in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(39,732)	$(26,322)
Investing activities	(80,390)	(26,881)
Financing activities	169,131	83,179
Net increase in cash and cash equivalents	$49,009	$29,976
Net Cash Used in Operating Activities
Net cash used in operating activities primarily results from net loss adjusted for non-cash expenses, changes in working capital components, amounts due to contract research organizations to conduct our clinical programs, manufacturing of drug product and employee-related expenditures for research and development and selling, general and administrative activities. Cash flows from operating activities will continue to be impacted by spending to develop and pursue regulatory approval for LNZ100 and commercialization activities, if approval is obtained, and will also be impacted by any potential future revenues from commercialization activities. Cash flows will also continue to be affected by other operating and general administrative activities, including operating as a public company.
For the six months ended June 30, 2024, cash used in operating activities was $39.7 million and resulted from net loss of $26.9 million in addition to an approximate $13.4 million cash outflow from the payment of accounts payable and accrued liabilities associated with the Merger and accrued clinical activities, offset by $1.0 million in non-cash adjustments primarily driven by share-based compensation expense and the change in the fair value of preferred warrants.
For the six months ended June 30, 2023, cash used in operating activities was $26.3 million primarily resulting from net loss of $27.4 million.
Net Cash Used in Investing Activities
Cash used in investing activities for the six months ended June 30, 2024 was $80.4 million, primarily due to $111.3 million of purchases of marketable securities, and partially offset by $31.0 million in proceeds from maturities of marketable securities.
Cash used in investing activities for the six months ended June 30, 2023 was $26.9 million, primarily due to purchases of marketable securities.
Net Cash Provided by Financing Activities
For the six months ended June 30, 2024, cash provided by financing activities was $169.1 million and includes $117.8 million in cash and cash equivalents acquired in the Merger, $53.5 million in gross cash proceeds from the March 2024 PIPE Financing, and approximately $3.8 million in net cash proceeds from exercises of stock options.
For the six months ended June 30, 2023, cash provided by financing activities was $83.2 million and consisted of $83.0 million in proceeds from the sale by LENZ OpCo of Series B Convertible Preferred Stock, and $0.2 million in net cash proceeds from the exercise of LENZ OpCo stock options.

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
Rent expense is recorded on a straight-line basis. Cash paid for rent for the six months ended June 30, 2024 and 2023 was $76,000 and $35,000, respectively. We expect cash paid for rent to increase during the three months ended September 30, 2024 due to the lease of office space in Solana Beach, California. See Note 6 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details related to future lease payments as of June 30, 2024.
We also have contracts with various organizations to conduct research and development activities, including clinical trial organizations to manage regulatory and any remaining clinical trial activities, and manufacturing companies to manufacture the drug product used in the regulatory process and clinical trials. The scope of the services under these research and development contracts can be modified and the contracts cancelled by us upon written notice. In the event of a cancellation, the company would be liable for the cost and expenses incurred to date as well as any close out costs of the service arrangement.
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
We are also a “smaller reporting company” because the market value of our stock held by non-affiliates was less than $700 million as of June 30, 2024 and the Company's annual revenue was less than $100 million during the fiscal year ended

December 31, 2023. We may continue to be a smaller reporting company in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of June 30 in the most recently completed fiscal year or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of June 30 in the most recently completed fiscal year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2024. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•The market price of our common stock is expected to be volatile.
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
We do not have any products approved for sale, we have not generated any revenue from the sale of products, we have incurred significant net losses since the company’s formation and have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, common stock, and the Merger. Our net losses were $10.3 million and $14.7 million for the three months ended June 30, 2024 and 2023, respectively, and $26.9 million and $27.4 million for the six months ended June 30, 2024 and 2023. As of June 30, 2024, we had an accumulated deficit of $122.1 million. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses and our ability to potentially achieve profitability will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
•make milestone or other payments in connection with the development or approval of our product candidates, if any;
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
We have devoted a significant portion of our financial resources and business efforts to the development of LNZ100 and LNZ101, both of which include aceclidine as an active ingredient, for the treatment of presbyopia. Based on the results of our Phase 3 CLARITY trials, we selected LNZ100 as our lead product candidate, for which we submitted an NDA in August 2024. We do not currently have other product candidates in our development pipeline, and our success depends entirely on LNZ100. We have no products approved for commercial sale and do not anticipate generating any revenue unless LNZ100 receives the regulatory approval necessary for commercialization. Our ability to generate revenues from product sales will depend on us obtaining marketing approval for and commercializing LNZ100, and we cannot accurately predict when or if LNZ100 will be determined by the FDA to be effective in humans for the proposed indication or whether it will receive marketing approval. Our ability to generate revenue and achieve profitability also depends significantly on our ability, or any future collaborator’s ability, to achieve a number of objectives, including:
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
The API in LNZ100, aceclidine, was previously approved by the EMA for the treatment of glaucoma by decreasing intraocular pressure and had been marketed in more than 12 countries throughout Europe. Although we expect to obtain

NCE exclusivity in the United States if we are the first to obtain FDA approval of a product candidate containing aceclidine as an API, such determination is only made at the time of approval. Accordingly, no regulatory authority, including the FDA, has established or provided any confirmation that our product candidate will in fact be regarded as an NCE, and there can be no assurance that LNZ100 will be the first and only product containing aceclidine to be approved by the FDA.
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
We cannot be certain that any future clinical trials will be successful. For example, use of LNZ100 requires the patient to follow a prescribed technique to administer the eye drops. In our Phase 2 clinical trial, patients were dosed by clinical staff in the office while in our Phase 3 clinical trials the product was self-administered by patients on the vast majority of days. In the CLARITY study, patients were only measured for efficacy on days they are in the office during the trial, during which they were dosed by clinical staff, and failure to properly administer the eye drops by the patient or inappropriate technique demonstration by the eye care professional (“ECP”), could have adversely affected the outcome of LNZ100 in demonstrating safety or efficacy in one or more clinical trials. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.
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
Currently, there is only one pharmacologic option for the treatment of presbyopia, under the brand Vuity. Despite an initial strong commercial launch with over 120,000 prescriptions filled in 2022, the refill rate for Vuity has lagged due to a variety of reasons. Based on a survey of 40 ECPs in a study we commissioned, the majority of ECPs reported that the barrier to Vuity adoption was that the product either did not work or did not work long enough.
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
Additionally, Vuity was launched by AbbVie, a much larger pharmaceutical company with established brand recognition. As a result, even if LNZ100 demonstrates promising or superior clinical results, including the treatment of presbyopia, it is possible that ECPs may continue to rely on these treatments rather than LNZ100 or any other product candidate we develop, even if approved for marketing by the FDA. In addition, if generic versions of any products that compete with any of our product candidates are approved for marketing by the FDA, they would likely be offered at a substantially lower price than we expect to offer for our product candidates, if approved. As a result, ECPs, patients and others may choose to rely on such products rather than our product candidates.
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
We plan to use our existing cash, cash equivalents, and marketable securities, in part, to continue to build the sales and marketing infrastructure required to successfully commercialize LNZ100, subject to FDA approval. We plan to launch with our own sales organization in the United States, which we envision expanding to a substantially larger number of individuals, focused on partnering with ECPs, while also deploying, in parallel, a highly targeted consumer strategy. In order to achieve these commercialization goals for LNZ100, if approved, we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell and market LNZ100. We may not be successful in accomplishing these required tasks.

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

Prior to obtaining approval to commercialize any drug product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other data. Even if we eventually complete clinical testing and receive approval for our product candidates, the FDA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the product’s commercial potential. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or after approval, or may object to elements of our clinical development programs. We have not obtained regulatory approval for any product candidate, and it is possible that none of our product candidates will ever obtain regulatory approval. Further, development of our product candidates or regulatory approval may be delayed for reasons beyond our control.
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
While we believe our Phase 3 CLARITY trials were completed successfully, we may fail to demonstrate with substantial evidence from adequate and well-controlled trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that LNZ100 or any future product candidates are safe and effective for their intended uses.
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
Recently, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.
LNZ100, if approved, will be directed to the out-of-pocket, cash-pay market in the United States, which we believe makes the market less sensitive to changes in insurance coverage and reimbursement. That said, changes in healthcare legislation and healthcare cost containment measures could impact the pricing of other products and procedures that compete with LNZ100, which can indirectly impact our pricing strategy and profitability. If a competitor treatment is covered by health plans or has more favorable pricing for consumers, the pricing of LNZ100 may be negatively impacted, which could have a material adverse effect on our ability to generate revenue and to attain profitability. Additionally, the out-of-pocket, cash-

pay market for our patient population may be negatively impacted by other price increases and market conditions, including rising costs of other consumer goods, which patients may prioritize over any product candidates we may commercialize.
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
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the “IRA”), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, CMS announced the list of the first ten drugs that will be subject to price negotiations. However, various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges, future lawsuits in view of the Supreme Court’s overturn of the Chevron doctrine, as well as future legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on our company and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.
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
Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover, develop and commercialize our product candidates will be limited and the potential for successfully growing our business will be harmed.
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
The market price of our common stock has been, and may continue to be, subject to significant fluctuations. For example, from April 1, 2024 through June 30, 2024, the closing price for our common stock ranged from a low of $14.68 to a high of $21.89 per share. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
•sales of securities by us or our security holders in the future; and
•changes in accounting standards, policies, guidelines, interpretations, or principles.
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
A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.
Sales of a substantial number of shares of our common stock by holders of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock.
On April 9, 2024, we filed a registration statement on Form S-1 to register the offer and sale of 1,297,411 shares of common stock issued in the March 2024 PIPE Financing, and on April 10, 2024, that registration statement was declared effective by the Securities and Exchange Commission.
Additionally, on July 14, 2024, we entered into the Purchase Agreement for the July 2024 PIPE Financing. Pursuant to the Purchase Agreement, we agreed to sell 1,578,947 shares of the Company’s common stock at a purchase price of $19.00 per share. The gross proceeds of the July 2024 PIPE Financing were $30.0 million. The July 2024 PIPE Financing closed on July 17, 2024. Pursuant to the Purchase Agreement, we have agreed to file a registration statement to register the offer and resale of the shares sold in the July 2024 PIPE Financing.
We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding options, or the perception that such sales may occur, could adversely affect the market price of our common stock.
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
The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts may elect to not provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause our stock price or trading volume to decline.
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
At December 31, 2023, Graphite had U.S. federal net operating loss carryforwards of $146.5 million and minimal state net operating loss carryforwards. The federal NOL carryforwards may be carried forward indefinitely. In addition, Graphite also had federal and state R&D credit carryforwards totaling $6.4 million and $4.7 million, respectively. The federal R&D credit carryforwards will begin to expire in 2041 unless previously utilized. The state R&D credit carryforward indefinitely. The Company is completing a study to determine our ability to utilize these post-Merger tax attributes of Graphite. The Company currently has a full valuation allowance on these tax attributes which may never be utilizeable given the change in ownership which occurred upon completion of the Merger.
Under current law, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards is limited to 80% of taxable income for taxable periods beginning after December 31, 2020. Many state jurisdictions conform to federal law for this purpose or have similar provisions that limit the deductibility of state net operating loss carryfowards in a taxable period. In addition, under Sections 382 and 383 of the Code, U.S. federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage within a rolling three-year period. We may have experienced such ownership changes in the past, and in connection with the Merger and the March 2024 PIPE Financing. To the extent we have or will experience an ownership change(s), our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including, as discussed above, in connection with the Merger and the March 2024 PIPE Financing or other transactions. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities by us during the quarter ended June 30, 2024 that were not previously reported in current reports on Form 8-K filed with the SEC.
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
Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021).

4.1	Form of Warrant to Purchase Shares of Series A Preferred Stock (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 6, 2023).
10.1	Stock Purchase Agreement by and between LENZ Therapeutics, Inc. and Ridgeback Capital Investment, L.P., dated July 14, 2024.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: August 14, 2024
	By:	/s/ Evert Schimmelpennink
	Name:	Evert Schimmelpennink
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2024
	By:	/s/ Daniel Chevallard
	Name:	Daniel Chevallard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)