Form 10-Q
period 2024-09-30
LENZ Therapeutics, Inc.
filed 2024-11-06
CIK 1815776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes ☐   No ☒
As of October 31, 2024, 27,500,892 shares of the registrant's common stock were outstanding.

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
•our plans relating to commercializing LNZ100, if approved, including the anticipated timing and geographic areas of focus and sales strategy;
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
•our expectations regarding the period during which we will remain an emerging growth company under the JOBS Act; and
•our anticipated use of our existing resources, the proceeds from the Merger and the concurrent March 2024 PIPE Financing (as defined in Part I, Item I, Note 3, “Merger and Related Transactions,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q), and the July 2024 PIPE Financing (as defined in Part I, Item I, Note 7, “Stockholders' Equity,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q).
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
ii

iii

Part I. Financial Information
Item 1. Financial Statements.
LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,046	$35,140
Marketable securities	176,061	30,654
Prepaid expenses and other current assets	3,483	1,450
Restricted cash	114	—
Total current assets	220,704	67,244
Property and equipment, net	372	54
Operating lease right-of-use asset	1,533	318
Deferred offering costs	—	2,739
Other assets	1,398	21
Total assets	$224,007	$70,376
Liabilities, convertible preferred and common stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,762	$5,711
Accrued liabilities	4,948	12,803
Total current liabilities	7,710	18,514
Operating lease liability, net	953	192
Other noncurrent liabilities	64	121
Preferred stock warrants liability	—	871
Total liabilities	8,727	19,698
Commitments and contingencies (Note 6)
Convertible preferred and common stock:
Series A convertible preferred stock, par value of $0.001 per share; no shares and 22,791,777 shares authorized at September 30, 2024 and December 31, 2023, respectively; no shares and 21,977,282 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	44,621
Series A-1 convertible preferred stock, par value of $0.001 per share; no shares and 2,950,548 shares authorized at September 30, 2024 and December 31, 2023, respectively; no shares and 2,950,548 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	9,893
Series B convertible preferred stock, par value of $0.001 per share; no shares and 28,019,181 shares authorized at September 30, 2024 and December 31, 2023, respectively; no shares and 28,019,181 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	82,976
Class B convertible common stock, par value of $0.001 per share; no shares and 2,744,184 shares authorized at September 30, 2024 and December 31, 2023, respectively; no shares and 2,744,184 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	5,900
Total convertible preferred and common stock	—	143,390
Stockholders' equity (deficit) (1):

Common stock, par value of $0.00001 per share; 300,000,000 and 16,017,929 shares authorized at September 30, 2024 and December 31, 2023, respectively; 27,500,401 and 2,004,783 shares issued at September 30, 2024 and December 31, 2023, respectively; and 27,480,634 and 1,969,360 shares outstanding at September 30, 2024 and December 31, 2023, respectively	—	10
Additional paid-in capital	347,119	2,517
Accumulated deficit	(132,362)	(95,245)
Accumulated other comprehensive income	523	6
Total stockholders’ equity (deficit)	215,280	(92,712)
Total liabilities, convertible preferred and common stock and stockholders’ equity (deficit)	$224,007	$70,376
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1)Retroactively recast for the reverse recapitalization as described in Note 3.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$6,451	$17,004	$23,933	$39,968
Selling, general and administrative	6,494	2,861	19,452	7,472
Total operating expenses	12,945	19,865	43,385	47,440
Loss from operations	(12,945)	(19,865)	(43,385)	(47,440)
Other income (expense):
Other income (expense)	(6)	(101)	281	(174)
Interest income	2,736	1,086	5,987	1,338
Total other income, net	2,730	985	6,268	1,164
Net loss	$(10,215)	$(18,880)	$(37,117)	$(46,276)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	585	9	517	(5)
Comprehensive loss	$(9,630)	$(18,871)	$(36,600)	$(46,281)
Net loss per share, basic and diluted	$(0.38)	$(9.62)	$(1.93)	$(23.66)
Weighted-average common shares outstanding, basic and diluted (1)	27,172,330	1,961,822	19,195,399	1,956,282
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1)Retroactively recast for the reverse recapitalization as described in Note 3. See Note 2 for further information on weighted-average common shares outstanding.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED AND COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Convertible Preferred and Common Stock								Stockholders' Equity (Deficit)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Class B Convertible Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023 (1)	21,977,282	$44,621	2,950,548	$9,893	28,019,181	$82,976	2,744,184	$5,900	1,969,360	$10	$2,517	$(95,245)	$6	$(92,712)
Conversion of convertible preferred stock and Class B convertible common stock to common stock as a result of the Merger and reset to par of $0.00001	(21,977,282)	(44,621)	(2,950,548)	(9,893)	(28,019,181)	(82,976)	(2,744,184)	(5,900)	11,260,672	(10)	143,400	—	—	143,390
Issuance of common stock to Graphite stockholders as a result of the Merger	—	—	—	—	—	—	—	—	8,320,485	—	116,145	—	—	116,145
Issuance of common stock from private placement, net	—	—	—	—	—	—	—	—	3,559,565	—	49,840	—	—	49,840
Reclassification of warrant liability to equity	—	—	—	—	—	—	—	—	—	—	1,918	—	—	1,918
Merger transaction costs	—	—	—	—	—	—	—	—	—	—	(5,146)	—	—	(5,146)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(7)	(7)
Exercise of stock options and common warrants	—	—	—	—	—	—	—	—	383,898	—	430	—	—	430
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	6,150	—	10	—	—	10
Share-based compensation	—	—	—	—	—	—	—	—	—	—	947	—	—	947
Net loss	—	—	—	—	—	—	—	—	—	—	—	(16,648)	—	(16,648)
Balance as of March 31, 2024	—	$—	—	$—	—	$—	—	$—	25,500,130	$—	$310,061	$(111,893)	$(1)	$198,167
Adjustments to reverse recapitalization accounting and issuance of common stock from private placement	—	—	—	—	—	—	—	—	—	—	31	—	—	31
Exercise of stock options	—	—	—	—	—	—	—	—	338,260	—	3,413	—	—	3,413
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(61)	(61)
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	7,281	—	28	—	—	28
Share-based compensation	—	—	—	—	—	—	—	—	—	—	1,597	—	—	1,597
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,254)	—	(10,254)

Balance as of June 30, 2024	—	$—	—	$—	—	$—	—	$—	25,845,671	$—	$315,130	$(122,147)	$(62)	$192,921
Adjustments to reverse recapitalization accounting and issuance of common stock from private placement	—	—	—	—	—	—	—	—	—	—	29	—	—	29
Issuance of common stock from private placement, net	—	—	—	—	—	—	—	—	1,578,947	—	29,693	—	—	29,693
Exercise of stock options	—	—	—	—	—	—	—	—	48,736	—	57	—	—	57
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	585	585
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	7,280	—	19	—	—	19
Share-based compensation	—	—	—	—	—	—	—	—	—	—	2,191	—	—	2,191
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,215)	—	(10,215)
Balance as of September 30, 2024	—	$—	—	$—	—	$—	—	$—	27,480,634	$—	$347,119	$(132,362)	$523	$215,280
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1)Retroactively recast for the reverse recapitalization as described in Note 3.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED AND COMMON STOCK AND STOCKHOLDERS’ DEFICIT (1)
(in thousands, except share data)
(unaudited)

	Convertible Preferred and Common Stock								Stockholders' Deficit

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Class B Convertible Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	21,977,282	$44,621	2,950,548	$9,893	—	$—	2,744,184	$5,900	1,946,988	$10	$1,098	$(25,277)	$—	$(24,169)
Issuance of Series B convertible preferred stock, net of issuance costs	—	—	—	—	28,019,181	82,976	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	5,593	—	19	—	—	19
Share-based compensation	—	—	—	—	—	—	—	—	—	—	142	—	—	142
Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,670)	—	(12,670)
Balance as of March 31, 2023	21,977,282	$44,621	2,950,548	$9,893	28,019,181	$82,976	2,744,184	$5,900	1,952,581	$10	$1,259	$(37,947)	$—	$(36,678)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(14)	(14)
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	5,593	—	19	—	—	19
Share-based compensation	—	—	—	—	—	—	—	—	—	—	189	—	—	189
Net loss	—	—	—	—	—	—	—	—	—	—	—	(14,726)	—	(14,726)
Balance as of June 30, 2023	21,977,282	$44,621	2,950,548	$9,893	28,019,181	$82,976	2,744,184	$5,900	1,958,174	$10	$1,467	$(52,673)	$(14)	$(51,210)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	9	9
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	5,593	—	19	—	—	19
Share-based compensation	—	—	—	—	—	—	—	—	—	—	494	—	—	494
Net loss	—	—	—	—	—	—	—	—	—	—	—	(18,880)	—	(18,880)
Balance as of September 30, 2023	21,977,282	$44,621	2,950,548	$9,893	28,019,181	$82,976	2,744,184	$5,900	1,963,767	$10	$1,980	$(71,553)	$(5)	$(69,568)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1)Retroactively recast for the reverse recapitalization as described in Note 3.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(37,117)	$(46,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33	11
Accretion of discounts on marketable securities	(2,593)	(546)
Change in fair value of preferred stock warrants	1,047	146
Share-based compensation expense	4,735	825
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(684)	485
Accounts payable	(5,599)	(232)
Accrued liabilities	(8,758)	6,167
Other assets	(1,377)	10
Net cash used in operating activities	(50,313)	(39,410)
Cash flows from investing activities
Purchases of marketable securities	(195,297)	(46,264)
Proceeds from maturities of marketable securities	53,000	1,500
Purchases of property and equipment	(319)	(30)
Net cash used in investing activities	(142,616)	(44,794)
Cash flows from financing activities
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	82,976
Deferred offering costs	—	(568)
Proceeds from issuance of common stock, net of issuance costs	79,598	—
Cash, cash equivalents, and restricted cash acquired in connection with the Merger	117,824	—
Merger transaction costs	(2,373)	—
Proceeds from exercises of stock options	3,900	203
Net cash provided by financing activities	198,949	82,611
Net increase in cash, cash equivalents, and restricted cash	6,020	(1,593)
Cash and cash equivalents, beginning of the period	35,140	44,441
Cash, cash equivalents, and restricted cash, end of the period	$41,160	$42,848
Supplemental cash flow information
Conversion of Series A, A-1, and B convertible preferred stock to common stock	$137,490	$—
Conversion of Class B convertible common stock to common stock	$5,900	$—
Reclassification of warrant liability to equity	$1,918	$—
Prepaid expenses and other current assets assumed in the Merger	$1,313	$—
Accounts payable and accrued liabilities assumed in the Merger	$2,950	$—
Common stock issuance costs included in accounts payable and accrued expenses	$81	$—
Right-of-use assets assumed in the Merger in exchange for operating lease liabilities	$146	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$1,205	$190
Property and equipment included in accrued expenses	$32	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,298
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
Liquidity
As of September 30, 2024, the Company has devoted substantially all of its efforts to product development and has not realized product revenues from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of September 30, 2024, had an accumulated deficit of $132.4 million. The Company expects to incur additional losses in the future as it continues its research and development efforts, advances its product candidate through clinical development, seeks regulatory approval for LNZ100, prepares for commercialization, hires additional personnel, protects its intellectual property, and grows its business. The Company may need to raise additional capital to support its continuing operations and pursue its long-term business plan, including the development and commercialization of its product candidate, if approved. Such activities are subject to significant risks and uncertainties.
As of September 30, 2024, the Company had cash, cash equivalents, restricted cash, and marketable securities of $217.2 million, which is available to fund future operations. The Company believes that its existing cash, cash equivalents, and marketable securities as of September 30, 2024 will be sufficient to support operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements were prepared based on the accrual method of accounting in accordance with U.S. generally accepted accounting principles ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). The accompanying condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the year ended December 31, 2023, which are contained in the Company's final 424B3 prospectus filed with the SEC on September 19, 2024. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period. All intercompany accounts and transactions have been eliminated in consolidation.

Since LENZ OpCo was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for LENZ OpCo and did not include the combined entities activity or financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the nine months ended September 30, 2024 include Graphite’s activity from March 21, 2024 through September 30, 2024, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of LENZ OpCo have been retroactively recast based on the Merger exchange ratio of 0.2022.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits its cash primarily in traditional checking and savings accounts and money market funds with a financial institution. Restricted cash of $0.1 million as of September 30, 2024 relates to a security deposit in the form of a letter of credit issued in connection with one of the Company's leases, which expires in March 2025.
Marketable Securities
The Company classifies marketable securities as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all marketable securities with maturity dates beyond three months at the date of purchase as current assets in the accompanying balance sheets. As of September 30, 2024, the Company had no intent to sell any marketable securities prior to maturity. Marketable securities classified as available-for-sale are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ deficit until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield over the life of the instrument. Realized gains and losses are calculated using the specific identification method and recorded as interest income or expense. The Company invests in available-for-sale securities consisting of commercial paper, U.S. Treasury securities, U.S. agency securities, and Yankee debt securities. Available-for-sale securities are classified as marketable securities on the Company's condensed consolidated balance sheets.
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
Deferred Offering Costs
The Company capitalizes costs that are directly associated with equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. The Company had capitalized deferred offering costs of $2.7 million as of December 31, 2023 related to the Merger. The Company had no capitalized deferred offering costs as of September 30, 2024.
Research and Development Expenses and Related Prepaid Assets and Accrued Liabilities
Research and development costs are expensed as incurred. Research and development expenses primarily consist of internal research and development expense, including personnel-related expenses (such as salaries, benefits and noncash stock-based compensation) and external research and development expenses incurred under arrangements with vendors conducting research and development services on the Company's behalf, such as contract research organizations ("CROs") and contract manufacturing organizations ("CMOs").
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
Fair Value of Common Stock—Prior to the Merger, there was no public market for LENZ OpCo’s common stock. The fair value of LENZ OpCo’s common stock was determined by the board of directors with input from management and consideration of third-party valuation reports. In the absence of a public trading market, and as a clinical-stage company with no significant revenues, LENZ OpCo believed that it was appropriate to consider a range of factors to determine the fair market value of the common stock at each grant date. In determining the fair value of its common stock, LENZ OpCo used methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants’ ("AICPA") Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation. In addition, LENZ OpCo considered various objective and subjective factors, along with input from an independent third-party valuation firm. The factors included (1) the achievement of clinical and operational milestones by LENZ OpCo; (2) the significant risks associated with LENZ OpCo's stage of development; (3) capital market conditions for life science companies, particularly similarly situated, privately held, early-stage life science companies; (4) LENZ OpCo's available cash, financial condition, and results of operations; (5) the most recent sales of LENZ OpCo's convertible preferred stock; and (6) the preferential rights of LENZ OpCo's outstanding convertible preferred stock and Class B convertible common stock.
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
Liabilities are provided for tax benefits for which realization is uncertain. Such benefits are only recognized when the underlying tax position is considered more-likely-than-not to be sustained on examination by a taxing authority, assuming they possess full knowledge of the position and facts. Interest and penalties related to uncertain tax positions are recognized in the provision of income taxes. As of September 30, 2024 and December 31, 2023, the Company had incurred no interest or penalties related to uncertain income tax benefits.
The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the balance sheets as of September 30, 2024 and December 31, 2023 and has not recognized interest or penalties in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 or 2023.

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

For the nine months ended September 30, 2024, net loss per share included the weighted-average shares outstanding as a result of the Merger, and shares issued in conjunction with both the March 2024 PIPE Financing (as defined in Note 3) and the July 2024 PIPE Financing (as defined in Note 7).
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
3.    Merger and Related Transactions
As described in Note 1, LENZ OpCo merged with a wholly owned subsidiary of Graphite on March 21, 2024. The Merger was accounted for as a reverse recapitalization under GAAP. LENZ OpCo was considered the accounting acquirer for financial reporting purposes. This determination was based on the facts that, immediately following the Merger: former LENZ OpCo stockholders owned a substantial majority of the voting rights of the combined company; LENZ OpCo designated a majority (five of seven) of the initial members of the board of directors of the combined company; and no members of Graphite's senior management held key positions in senior management of the combined company. The transaction was accounted for as a reverse recapitalization of Graphite by LENZ OpCo similar to the issuance of equity for the net assets of Graphite, which were primarily cash and cash equivalents and other non-operating assets. It was concluded that any in-process research and development assets that remained as of the Merger were immaterial.
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
As part of the reverse recapitalization, LENZ OpCo received $112.6 million of cash and cash equivalents, net of transaction costs. LENZ OpCo also acquired assets, primarily prepaid and other current assets, of approximately $1.5 million and assumed payables and accruals of approximately $3.2 million. LENZ OpCo also incurred transaction costs of approximately $5.2 million, which was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated statements of convertible preferred and common stock and stockholders' equity. The Company also recorded a one-time charge of $0.3 million for the acceleration of the Graphite stock awards that is recorded in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2024.
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

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.
Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
At September 30, 2024:
Cash equivalents
Money market funds	$28,379	$28,379	$—	$—
U.S. treasury securities	2,991	2,991	—	$—
U.S. government securities	1,997	—	1,997	$—
Corporate debt securities	498	—	498	$—
Total cash equivalents measured at fair value	$33,865	$31,370	$2,495	$—
Marketable securities
Commercial paper	$61,812	$—	$61,812	$—
U.S. government agency securities	43,490	—	43,490	—
U.S. treasury securities	38,643	38,643	—	—
Corporate debt securities	31,421	—	31,421	—
Yankee debt securities	695	—	695	—
Total marketable securities measured at fair value	$176,061	$38,643	$137,418	$—

At December 31, 2023:
Cash equivalents
Money market funds	$7,962	$7,962	$—	$—
Total cash equivalents measured at fair value	$7,962	$7,962	$—	$—
Marketable securities
Commercial paper	$18,751	$—	$18,751	$—
U.S. government agency securities	9,925	—	9,925	—
U.S. treasury securities	1,978	1,978	—	—
Total marketable securities measured at fair value	$30,654	$1,978	$28,676	$—
Liabilities
Convertible preferred stock warrants	$871	$—	$—	$871
Total liabilities measured at fair value	$871	$—	$—	$871

The following table presents the amortized cost and estimated fair market value of our cash equivalents and marketable securities as of the dates presented (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$28,379	$—	$—	$28,379
U.S. treasury securities	2,990	1	—	2,991
U.S. government securities	1,997	—	—	1,997
Corporate debt securities	498	—	—	498
Marketable securities:
Commercial paper	$61,691	$137	$(16)	$61,812
U.S. treasury securities	38,474	169	—	38,643
U.S. government agency securities	43,366	125	(1)	43,490
Corporate debt securities	31,313	108	—	31,421
Yankee debt securities	694	1	—	695
Totals	$209,402	$541	$(17)	$209,926

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities
Commercial paper	$18,742	$9	$—	$18,751
U.S. government agency securities	9,927	1	(3)	9,925
U.S. treasury securities	1,977	1	—	1,978
Totals	$30,646	$11	$(3)	$30,654
The following table presents available-for-sale securities by contractual maturity date as of September 30, 2024 (in thousands):

	September 30, 2024
	Amortized Cost	Estimated Fair Value
Due in one year or less	$165,612	$166,073
Due after one year	9,926	9,988
Total	$175,538	$176,061

As of September 30, 2024, eight of the Company's marketable securities with a fair market value of $11.7 million were in an immaterial aggregate gross unrealized loss position; these eight marketable securities have all been in a gross unrealized loss position for less than one year. When evaluating an investment for impairment, management reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, intent to sell or the likelihood that the Company would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on a review of these marketable securities, the Company believes none of the unrealized loss is the result of a credit loss as of September 30, 2024, because the Company does not intend to sell these securities, and it is not more-likely-than-not that the Company will be required to sell these securities before the recovery of their amortized cost basis.
The Company did not transfer any assets measured at fair value on a recurring basis between levels during the nine months ended September 30, 2024 and 2023.

The following table presents activity for the preferred stock warrants liability during the nine months ended September 30, 2024 (in thousands):

Preferred Stock Warrants Liability
Balance at December 31, 2023	$871
Change in fair value	1,047
Conversion of preferred stock warrants liability to equity	(1,918)
Balance at September 30, 2024	$—
No fair value liabilities exist as of September 30, 2024. Upon completion of the Merger, the preferred stock warrants became exercisable into shares of common stock and will no longer continue to be remeasured at each reporting date. Refer to Note 2 for further discussion on the valuation of the preferred stock warrants liability.
Equity investment without a readily determinable fair value
In conjunction with the Merger, the Company obtained an investment in common stock of an unfunded privately held, pre-clinical life sciences company, which the Company initially carried at no value. In May 2024, the private company executed a seed funding round ("Seed Financing"), which triggered an anti-dilution provision under the License and Option Agreement (“Option Agreement”), resulting in the issuance of additional shares of common stock. The Company identified the Seed Financing as an observable price change under the measurement alternative, and adjusted the equity investment from zero to an estimated fair value of $1.3 million at the time of the Seed Financing. There were no adjustments to the carrying value of the Company's investment without a readily determinable fair value during the three months ended September 30, 2024, and there were no downward adjustments to the carrying value of the Company's investment without a readily determinable fair value on both a cumulative basis or for the three and nine months ended September 30, 2024.
5.    Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued payroll and related	$2,190	$1,998
Sales, general, and administrative accrued expense	1,146	376
Research and development accrued expense	982	10,289
Operating lease liability, current portion	625	137
Other accrued liabilities	5	3
Total accrued liabilities	$4,948	$12,803

6.    Commitments and Contingencies
Operating Leases
Commencing on April 1, 2022, LENZ OpCo entered into a lease agreement for office space in Del Mar, California, which was subsequently amended to expand the office space leased and extend the term (the "Del Mar lease"). In April 2024, the Company entered into a lease agreement for office space in Solana Beach, California (the "Lomas lease"). As of September 30, 2024, the weighted average remaining lease term was 2.8 years, and the weighted average discount rate used to determine the right-of-use assets and corresponding operating lease liabilities was 7.7%. Cash paid for operating leases approximated rent expense for the periods presented.
Maturities of the operating lease liabilities as of September 30, 2024 for the Del Mar and Lomas leases are as follows (in thousands):

2024	$151
2025	577
2026	511
2027	361

Total undiscounted lease payments	1,600
Less: present value adjustment	(168)
Operating lease liabilities	$1,432
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
Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2024 and December 31, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
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
On July 14, 2024, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) for a private placement with Ridgeback Capital Investments, L.P. (“July 2024 PIPE Financing”). Pursuant to the Purchase Agreement, the Company agreed to sell 1,578,947 shares of the Company’s common stock, par value 0.00001 per share, at a purchase price of $19.00 per share. The gross proceeds of the July 2024 PIPE Financing were $30.0 million. The July 2024 PIPE Financing closed on July 17, 2024.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Other than the special dividend paid by Graphite immediately prior to the close of the Merger, no dividends have been declared or paid by the Company through September 30, 2024, and any such dividends are not cumulative.
Common stock reserved for future issuance consist of the following:

September 30, 2024
Common stock warrants	164,676
Common stock options granted and outstanding	2,934,916
Shares available for issuance under incentive plans	1,630,222
Shares available under the 2024 Employee Stock Purchase Plan	250,995
Total	4,980,809
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
Share-Based Compensation
Share-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling, general and administrative	$1,215	$329	$3,203	$564

Research and development	976	165	1,532	261
Total	$2,191	$494	$4,735	$825
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

	As of September 30,
	2024	2023
Convertible preferred stock	—	10,705,829
Class B convertible common stock	—	554,843
Preferred stock warrants	—	164,676
Common stock options granted and outstanding	2,934,916	1,883,938
Warrants to purchase common stock	164,676	95,034
Total	3,099,592	13,404,320
9.     License Agreements
In April 2022, the Company entered into a license and collaboration agreement providing an exclusive license (the "CORXEL License," formerly referred to as the "Ji Xing License") to certain of the Company’s intellectual property ("IP") for use in the treatment of presbyopia in humans in mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan (collectively, “Greater China”). The Company also agreed to negotiate a separate agreement for the purchase of clinical and commercial supply of products containing the IP for clinical and commercial requirements at cost plus a negotiated percentage and granted a right of first negotiation to obtain a regional license on other products the Company might develop outside the field of presbyopia for commercialization in Greater China.
The Company received nonrefundable, non-creditable upfront payments totaling $15.0 million as initial consideration under the CORXEL License, which represents the transaction price at inception. In addition, the Company is also eligible to receive up to $95.0 million of regulatory and sales milestones, as well as tiered mid single-digit to low double-digit royalties on net sales in Greater China. Additional consideration to be paid to the Company upon reaching regulatory and sales milestones is excluded from the transaction price. Future milestone payments are fully contingent as the risk of significant revenue reversal will only be resolved depending on future regulatory approval and sales level outcomes. The sales-based royalty fee qualifies for the royalty constraint exception and does not require an estimate of the future transaction price. The sales-based royalty fee is considered variable consideration and will be recognized as revenue as such sales occur, if any.
The Company assessed the promises made under the CORXEL License and concluded the CORXEL License comprises a single performance obligation providing the right to use functional intellectual property. The $15.0 million transaction price allocated to that single performance obligation was recognized on completion of the transfer of the CORXEL License during the year ended December 31, 2022. No contractual milestones were met under the CORXEL License during the nine months ended September 30, 2024 or 2023.
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
A member of the Company’s Board of Directors currently serves as a member of the board of directors of one of the Company’s vendors, and has served in that capacity since 2023. LENZ OpCo entered into a Master Services Agreement with this vendor in September 2023 to provide manufacturing services. Accordingly, the Company considers the vendor to be a related party. For the three and nine months ended September 30, 2024, fees incurred for services performed by the vendor were $0.2 million and $0.4 million, and were charged to research and development expenses. The Company had no amounts due to the vendor within accounts payable as of September 30, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of LENZ’ consolidated results of operations and financial condition. The discussion should be read together with the condensed consolidated financial statements and the accompanying notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements for the year ended December 31, 2023 and the related notes included in the Company’s final 424B3 prospectus filed with the SEC on September 19, 2024. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. LENZ’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” as set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Unless otherwise indicated or the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to “LENZ OpCo,” “LENZ,” “the Company,” “we,” “us,” “our” and other similar terms refer to the business and operations of LENZ OpCo prior to the Merger and to LENZ and its consolidated subsidiary following the Merger.
While the legal acquirer in the Merger was Graphite, for financial accounting and reporting purposes under U.S. GAAP, LENZ OpCo was the accounting acquirer and the Merger was accounted for as a “reverse recapitalization.” A reverse recapitalization (i.e., a capital transaction involving the issuance of stock by Graphite for LENZ OpCo’s stock) does not result in a new basis of accounting, and the consolidated financial statements of the combined entity represent the continuation of the consolidated financial statements of LENZ OpCo in many respects. Accordingly, the consolidated assets, liabilities and results of operations of LENZ OpCo became the historical consolidated financial statements of the combined company, and Graphite’s assets, liabilities and results of operations were consolidated with those of LENZ OpCo beginning on the acquisition date. Operations prior to the Merger will be presented as those of LENZ OpCo in future reports. Graphite’s assets and liabilities were measured and recognized at their fair values as of the closing of the Merger.
Overview
We are a pre-commercial biopharmaceutical company focused on the development and commercialization of innovative therapies to improve vision. Our initial focus is the treatment of presbyopia, the inevitable loss of near vision that impacts the daily lives of nearly all people over 45. In the United States, the estimated addressable population who suffer from this condition, known as presbyopes, is 128 million, almost four times the number of individuals suffering from dry eye disease and three times the number of individuals suffering from childhood myopia, macular degeneration, diabetic retinopathy and glaucoma combined. We believe that a once-daily pharmacological eye drop that can effectively and safely improve near vision throughout the full workday, without the need for reading glasses, could be a highly attractive commercial product with an estimated U.S. market opportunity in excess of $3 billion. It is our goal to develop and commercialize such a product, and we have assembled an executive team with extensive clinical and commercial experience to execute this goal and become the category leader.
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
Our other product candidate LNZ101, a preservative-free eye drop containing aceclidine and brimonidine, showed similar results, including achieving primary and secondary endpoints in both CLARITY 1 and 2, but did not show superiority to LNZ100. Based on these results, we selected LNZ100 as our lead product candidate, for which we submitted a New Drug Application (“NDA”) to Food and Drug Administration ("FDA") in August 2024. In October 2024, the FDA assigned a Prescription Drug User Fee Act ("PDUFA") target action date of August 8, 2025, followed by a potential commercial launch as early as fourth quarter 2025, if approved. We believe that LNZ100 could be the first and only aceclidine-based product approved by the FDA and would then be eligible for five years of new chemical entity (“NCE”) exclusivity in the United States.
As of September 30, 2024, we had $217.2 million of cash, cash equivalents, restricted cash, and marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2024 will allow us to continue to build infrastructure and commercialize LNZ100, subject to FDA approval, and will be sufficient to fund the Company to positive operating cash flow subsequent to such commercial launch. We do not expect to generate any revenues from product sales unless and until we successfully obtain regulatory approval for LNZ100. We have incurred net losses in each year since inception, and as of September 30, 2024, we had an accumulated deficit of $132.4 million. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses as we seek FDA approval and begin commercialization. These costs include expenses associated with the regulatory approval process and, subject to such approval, preparation for the potential commercial launch of LNZ100, subject to FDA approval. Additionally, we anticipate incurring expenses related to product sales, marketing, manufacturing, and distribution, and additional costs associated with being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements. As a result of these and other factors, while we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2024 will fund the Company to positive operating cash flow subsequent to commercial launch, if LNZ100 is approved, it is possible that we may require additional financing to fund our operations and planned growth.
Through the completion of the Merger, LENZ OpCo financed its operations primarily through private placements of its common stock and convertible preferred stock. Concurrent with the closing of the Merger on March 21, 2024, we completed the March 2024 PIPE Financing of 3,559,565 shares of common stock for an aggregate gross purchase price of $53.5 million. Additionally, on July 17, 2024, we completed a private placement (the "July 2024 PIPE Financing") with Ridgeback Capital Investments, L.P. of 1,578,947 shares of common stock for an aggregate gross purchase price of $30.0 million.
If we are unsuccessful in generating sufficient revenue and operating cash flow from sales of LNZ100, if approved, we may be required to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
CORXEL License and Collaboration Agreement
In April 2022, we entered into a License and Collaboration Agreement with Corxel Pharmaceuticals (formerly known as Ji Xing Pharmaceuticals Hong Kong Limited) (“CORXEL”) granting CORXEL an exclusive license (the “CORXEL

License” formerly referred to as the "Ji Xing License") to certain of our intellectual property rights to develop, use, import, and sell products containing LNZ100 (“Products”) for use in the treatment of presbyopia in humans in mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan (collectively, “Greater China”). We also granted CORXEL (i) the right to negotiate in good faith and enter into agreements to purchase Products from us for clinical and commercial uses at cost plus a negotiated percentage and (ii) the right of first negotiation to obtain a regional license from us on other products we might develop outside of the field of presbyopia for commercialization in Greater China.
We received nonrefundable, non-creditable upfront payments totaling $15.0 million as initial consideration under the CORXEL License during the year ended December 31, 2022. In addition, we are also eligible to receive (i) up to $95.0 million in regulatory and sales milestone payments, (ii) tiered, escalating royalties in the range of 5% to 15% on net sales of Products in Greater China by CORXEL, its affiliates and sublicensees, and (iii) tiered, deescalating royalties in the range of 15% to 5% of sublicensing income received by CORXEL prior to the regulatory approval of the first Product in Greater China.
The $15.0 million upfront payments allocated to that single performance obligation was recognized on execution of the CORXEL License during the year ended December 31, 2022. No contractual milestones were met under the CORXEL License during the nine months ended September 30, 2024 or 2023.
On October 27, 2024, CORXEL and the Company announced positive topline data from the Phase 3 JX07001 clinical trial of LNZ100 in patients with presbyopia in China. In this China Phase 3 safety and efficacy trial, LNZ100 achieved the primary endpoint and key secondary endpoints, with statistically significant three-lines or greater improvement in Best Corrected Distance Visual Acuity ("BCDVA") at near, without losing one-line or more in distance visual acuity.
Key Trends and Factors Affecting Comparability Between Periods
•Our research and development costs decreased during the three and nine months ended September 30, 2024, relative to the three and nine months ended September 30, 2023, primarily as a result of reduced contract manufacturing expenses and clinical research expenses related to the substantial completion of our Phase 3 CLARITY trials in March 2024. We expect our research and development costs will continue to decrease in 2024, relative to 2023, given the completion of the CLARITY trials and subsequent wind-down of clinical activities over 2024.
•We expect that selling, general and administrative expenses will continue to increase in 2024, relative to 2023, as we have built a cross-functional commercial team consisting of marketing and commercial operations and will continue to strategically build our sales and commercial infrastructure with capabilities designed to scale when necessary to support a potential commercial launch of LNZ100 as early as fourth quarter 2025, subject to FDA approval. These expenses increased during the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, and we expect such expenses to continue to increase for the foreseeable future.
•As a result of the Merger, the Company’s corporate general and administrative expenses have increased and will continue to increase from those that we incurred in prior years as a privately held company, including costs related to (i) compliance with the rules and regulations of the SEC and those of Nasdaq, (ii) legal, accounting and other professional services, (iii) insurance, (iv) investor relations activities, and (v) other administrative and professional services.
Recent Developments
NDA Filing and PDUFA Date
On October 21, 2024, we announced the FDA has assigned a Prescription Drug User Fee Act (PDUFA) target action date of August 8, 2025 for LNZ100. The FDA noted that it is not planning to hold an advisory committee meeting to discuss this application.
Private Placement
On July 14, 2024, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) for the July 2024 PIPE Financing. Pursuant to the Purchase Agreement, we agreed to sell 1,578,947 shares of our common stock, representing over 5% of the Company's outstanding common stock, at a purchase price of $19.00 per share. The gross proceeds of the July 2024 PIPE Financing were $30.0 million. The July 2024 PIPE Financing closed on July 17, 2024.

Basis of Presentation
The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the balance sheets and statements of operations and comprehensive loss presented herein. The following discussion and analysis are based on our audited financial statements and related notes thereto, which we have prepared in accordance with U.S. GAAP. You should read the discussion and analysis together with such audited financial statements and the related notes thereto.
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
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, business development, sales and marketing, human resources, and other corporate functions. Other selling, general and administrative expenses include marketing and advertising costs, professional fees for legal, auditing, tax and business consulting services, insurance costs, intellectual property and patent costs, facility costs and travel costs.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table presents the results of operations for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Research and development	$6,451	$17,004	$(10,553)	(62)%
Selling, general and administrative	6,494	2,861	3,633	127%
Other income (expense), net	2,730	985	1,745	177%
Research and Development
Research and development expenses incurred for the three months ended September 30, 2024 were primarily incurred to further refine the manufacturing process for LNZ100, while research and development expenses for the three months ended September 30, 2023 were substantially all related to the development of LNZ100 in our INSIGHT and CLARITY trials.
Research and development expenses decreased by $10.6 million, or 62%, to $6.5 million for the three months ended September 30, 2024 compared to $17.0 million for the three months ended September 30, 2023. The decrease was primarily driven by an $11.4 million decrease in contract research expense for our clinical trials, as our Phase 3 CLARITY trials were substantially completed in March 2024, and a $0.8 million decrease in nonclinical research expense, partially offset by a $1.1 million increase in non-clinical regulatory and chemistry, manufacturing, and control ("CMC") employee salaries and related expenses due to increased headcount and a $0.6 million increase in contract regulatory consulting expenses associated with the preparation and filing of our NDA for LNZ100.
Selling, General and Administrative
Selling, general and administrative expenses increased $3.6 million, or 127%, to $6.5 million for the three months ended September 30, 2024 compared to $2.9 million for the three months ended September 30, 2023. The change was primarily driven by a $1.6 million increase in employee salaries and related expenses due to a rise in headcount, a $1.0 million increase in marketing and advertising expenses as we expanded our pre-commercial planning initiatives for a potential commercial launch of LNZ100, and a $0.4 million increase in legal and other professional services.
Other Income (Expense), net
Other income, net for the three months ended September 30, 2024, was $2.7 million, compared to $1.0 million for the three months ended September 30, 2023. The change was primarily driven by additional interest income earned on our cash, cash equivalents, and marketable securities of $1.7 million as a result of an overall increase in cash on-hand in 2024 over the comparative period.
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table presents the results of operations for the periods indicated (amounts in thousands, except percentages):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Research and development	$23,933	$39,968	$(16,035)	(40)%
Selling, general and administrative	19,452	7,472	11,980	160%
Other income (expense), net	6,268	1,164	5,104	438%
Research and Development
Research and development expenses incurred for the nine months ended September 30, 2024 were primarily incurred to further refine the manufacturing process for LNZ100, while research and development expenses incurred for the nine months ended September 30, 2023 were substantially all related to the development of LNZ100 in our INSIGHT and CLARITY trials.
Research and development expenses decreased $16.0 million, or 40%, to $23.9 million for the nine months ended September 30, 2024 compared to $40.0 million for the nine months ended September 30, 2023. The decrease was primarily driven by a $21.5 million decrease in contract research expense for our clinical trials, as our Phase 3 CLARITY trials were substantially completed in March 2024, partially offset by a $2.9 million increase in employee salaries and related expenses due to increased non-clinical regulatory and CMC headcount, a $1.0 million increase in nonclinical research expense, and a $1.3 million increase in contract regulatory consulting expenses associated with the preparation and filing of our NDA for LNZ100.
Selling, General and Administrative
Selling, general and administrative expenses increased $12.0 million, or 160%, to $19.5 million for the nine months ended September 30, 2024 compared to $7.5 million for the nine months ended September 30, 2023. Increases in the comparative period included $4.4 million in employee salaries and related expenses due to a rise in headcount (including a one-time, non-cash stock-based compensation charge of $0.3 million for the acceleration of vesting of stock options as a result of the Merger), $3.4 million in marketing and advertising expenses as we expanded our pre-commercial planning initiatives for a potential commercial launch of LNZ100, subject to FDA approval, $3.0 million in legal and other professional services, and $0.6 million in other general and administrative expenses.
Other Income (Expense), net
Other income, net for the nine months ended September 30, 2024, was $6.3 million, compared to $1.2 million for the nine months ended September 30, 2023. The change was primarily driven by additional interest income earned on our cash, cash equivalents, and marketable securities of $4.6 million as a result of an overall increase in cash on-hand in 2024 over the comparative period, and an increase of $1.3 million in the fair value of the Company's equity investment without a readily determinable fair value, partially offset by a $1.0 million increase in the fair value of the preferred stock warrants liability, resulting in a non-recurring, non-cash charge at the close of the Merger.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2024, we had $217.2 million of cash, cash equivalents, restricted cash, and marketable securities. We have incurred net losses in each year since inception and as of September 30, 2024, we had an accumulated deficit of $132.4 million. Our net losses were $10.2 million and $18.9 million for the three months ended September 30, 2024 and 2023, respectively, and $37.1 million and $46.3 million for the nine months ended September 30, 2024 and 2023, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses as we seek approval and pursue the potential commercialization of LNZ100. These costs include expenses associated with the regulatory approval process for LNZ100, and the preparation for the potential commercial launch of our product, subject to FDA approval.
From inception through September 30, 2024, we received funding of $13.0 million from our initial seed financing, $47.0 million from the sale of Series A Convertible Preferred Stock, $10.0 million from the sale of Series A-1 Convertible Preferred Stock, gross proceeds of $83.5 million from the sale of Series B Convertible Preferred Stock, approximately $117.8 million in cash and cash equivalents from the Merger, approximately $53.5 million in gross cash proceeds from the March 2024 PIPE Financing, and $30.0 million in gross cash proceeds from the July 2024 PIPE Financing.
Funding Requirements
We believe that our cash, cash equivalents, and marketable securities as of September 30, 2024 will allow us to continue to build infrastructure and commercialize LNZ100, subject to FDA approval, and such funds are anticipated to fund the Company to positive operating cash flow subsequent to such commercial launch. This belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than expected. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than currently anticipated, and we may need to seek additional funds sooner than planned.
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
Cash Flows
The following table summarizes our cash flows for the years presented (amounts in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(50,313)	$(39,410)
Investing activities	(142,616)	(44,794)
Financing activities	198,949	82,611
Net increase (decrease) in cash and cash equivalents	$6,020	$(1,593)
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
For the nine months ended September 30, 2024, cash used in operating activities was $50.3 million and resulted from a net loss of $37.1 million, in addition to an approximate $14.4 million cash outflow from the payment of accounts payable and accrued liabilities associated with the Merger and accrued clinical activities, offset by $3.2 million in non-cash adjustments primarily driven by share-based compensation expense and the change in the fair value of preferred warrants.
For the nine months ended September 30, 2023, cash used in operating activities was $39.4 million primarily resulting from a net loss of $46.3 million and partially offset by a $5.9 million increase in accounts payable and accrued liabilities.
Net Cash Used in Investing Activities
Cash used in investing activities for the nine months ended September 30, 2024 was $142.6 million, primarily due to $195.3 million of purchases of marketable securities, and partially offset by $53.0 million in proceeds from maturities of marketable securities.
Cash used in investing activities for the nine months ended September 30, 2023 was $44.8 million, primarily due to $46.3 million of purchases of marketable securities, and partially offset by $1.5 million in proceeds from maturities of marketable securities.
Net Cash Provided by Financing Activities
For the nine months ended September 30, 2024, cash provided by financing activities was $198.9 million and includes $117.8 million in cash and cash equivalents acquired in the Merger, $53.5 million in gross cash proceeds from the March 2024 PIPE Financing, $30.0 million in gross cash proceeds from the July 2024 PIPE Financing, and approximately $3.9 million in net cash proceeds from exercises of stock options.
For the nine months ended September 30, 2023, cash provided by financing activities was $82.6 million, primarily due to $83.0 million in proceeds from the sale by LENZ OpCo of Series B Convertible Preferred Stock.
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

The term of the lease is 39 months from the commencement date of July 1, 2024, ending September 30, 2027. See Note 6 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details related to our office leases.
Rent expense is recorded on a straight-line basis. Cash paid for rent for the three months ended September 30, 2024 and 2023 was $76,000 and $38,000, respectively. We expect cash paid for rent to remain flat during the three months ended December 31, 2024 compared to the three months ended September 30, 2024. See Note 6 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details related to future lease payments as of September 30, 2024.
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
Preferred Stock Warrants Liability
LENZ OpCo had freestanding warrants to purchase shares of Series A convertible preferred stock, referred to herein as the Series A Warrants. Upon certain change in control events that were outside of LENZ OpCo's control, including liquidation, sale or transfer of control, holders of the preferred stock could cause redemption of such warrants. The Series A Warrants were revalued at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense), net in the accompanying statements of operations. See Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information concerning certain of the specific assumptions we used in determining the value of the Series A Warrants at each reporting period. Upon completion of the Merger, the Series A Warrants became exercisable into shares of our common stock and are no longer remeasured at each reporting date.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2024. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Summary Risk Factors
Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as more fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:
•We are a pre-commercial biopharmaceutical company with limited operating history. We have incurred significant losses and negative cash flows from operations since our formation, and we anticipate that we will continue to incur losses as we seek approval and begin commercialization. We have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
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
•We intend to deploy a targeted, cost-effective, digitally focused direct-to-consumer marketing strategy, but if we are unable to be sufficiently effective with a limited budget and are required to spend more than anticipated, we may need to raise more capital, divert resources from other strategies, or just fail to reach the intended market, in each case which could have a material adverse effect on our business.

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
•The manufacture of drugs is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of LNZ100 for patients, if approved, could be delayed or prevented.
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
We do not have any products approved for sale, we have not generated any revenue from the sale of products, we have incurred significant net losses since the company’s formation and have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, common stock, and the Merger. Our net losses were $10.2 million and $18.9 million for the three months ended September 30, 2024 and 2023, respectively, and $37.1 million and $46.3 million for the nine months ended September 30, 2024 and 2023. As of September 30, 2024, we had an accumulated deficit of $132.4 million. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses and our ability to potentially achieve profitability will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
We have devoted a significant portion of our financial resources and business efforts to the development of LNZ100 and LNZ101, both of which include aceclidine as an active ingredient, for the treatment of presbyopia. Based on the results of our Phase 3 CLARITY trials, we selected LNZ100 as our lead product candidate, for which we submitted an NDA to FDA in August 2024. In October 2024, the FDA assigned a Prescription Drug User Fee Act ("PDUFA") target action date of August 8, 2025. We can provide no assurance that FDA will approve our NDA by this PDUFA target action date or at all. We do not currently have other product candidates in our development pipeline, and our success depends entirely on LNZ100. We have no products approved for commercial sale and do not anticipate generating any revenue unless LNZ100 receives the regulatory approval necessary for commercialization. Our ability to generate revenues from product sales will depend on us obtaining marketing approval for and commercializing LNZ100, and we cannot accurately predict when or if LNZ100 will be determined by the FDA to be effective in humans for the proposed indication or whether it will receive marketing approval. Our ability to generate revenue and achieve profitability also depends significantly on our ability, or any future collaborator’s ability, to achieve a number of objectives, including:
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
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates on acceptable terms, we may be unable to successfully commercialize our product candidates that obtain regulatory approval. In addition, our intended sales strategies may be unsuccessful and/or more costly than anticipated.
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
Our product candidates, including LNZ100 and any future product candidates we may seek to develop, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. Before we can commercialize any of our product candidates, we must obtain marketing approval. We submitted an NDA for LNZ100 in August 2024, which has been accepted by FDA for substantive review with a PDUFA target action date of August 8, 2025. We can provide no assurance that FDA will approve our NDA by this goal date or at all.
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
We entered into a collaboration agreement with CORXEL and depend on CORXEL to develop and commercialize its products within Greater China. We have limited control over how CORXEL will conduct development and commercialization activities for LNZ100 or LNZ101.
In April 2022, we entered into the CORXEL License, pursuant to which we granted CORXEL an exclusive license to certain of our intellectual property rights to develop, use, import, and sell products containing LNZ100 or LNZ101 (“LNZ Products”) for the treatment of presbyopia in humans in mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan (collectively, “Greater China”) and the first right of negotiation for CORXEL to license any other product that we develop or commercialize containing aceclidine or brimonidine for uses outside of the treatment of presbyopia in Greater China. Under the terms of the CORXEL License, we shall refrain from developing or commercializing any competing product, or knowingly enabling a third party to develop or commercialize a product containing aceclidine or brimonidine that would reasonably be expected to result in off-label sales of such products, for the treatment of presbyopia in humans in Greater China.

As a result of the CORXEL License Agreement, we are dependent upon CORXEL for the development, regulatory, and commercialization activities for LNZ Products in Greater China, and we have limited control over the amount and timing of resources that CORXEL devotes to such activities. In addition, payments associated with development, regulatory and commercial milestones that we may be eligible to receive, as well as royalties, will be dependent upon further advancement of LNZ Products by CORXEL. If these milestones are not met and no LNZ Products are commercialized in Greater China, we will not receive future revenues from the collaboration. CORXEL may fail to develop or effectively commercialize any LNZ Product for a variety of reasons and the CORXEL License Agreement subjects us to a number of risks, including:
•CORXEL may not commit sufficient resources to the development, regulatory approval, marketing, or distribution of any LNZ Product;
•CORXEL may be unable to successfully complete the clinical development of any LNZ Product or obtain all necessary approvals from foreign regulatory agencies in any of the Greater China territories required to market any LNZ Product;
•CORXEL may develop or commercialize (or attempt to develop or commercialize) an LNZ Product in a manner that may adversely impact our development or commercialization of either such product candidate and/or future product candidates outside of such collaboration, including for example (1) the risk that any clinical trials conducted by CORXEL may result in unfavorable safety or efficacy results that negatively impact our ability to obtain regulatory approval of our products in jurisdictions outside Greater China and (2) the risk that, if approved and commercialized, patients report that the products developed by CORXEL are not effective, or not effective for long enough, and it negatively impacts our ability to market any products outside Greater China, if approved;
•CORXEL may not properly maintain our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
•CORXEL may terminate its agreement with us prior to completing development or commercialization of any LNZ Product under the collaboration, in whole or in part, adversely impacting the potential approval and our revenue from the licensed product;
•CORXEL may fail to manufacture any applicable LNZ Product in compliance with requirements of applicable foreign regulatory agencies and in commercial quantities sufficient to meet market demand;
•there may be disputes between us and CORXEL, including disagreements regarding the CORXEL License Agreement, that may result in (1) the delay or prevention of the achievement of development, regulatory and commercial objectives that would result in milestone payments, (2) the delay or termination of the development or commercialization of any LNZ Product in Greater China, costly litigation or arbitration that diverts our management’s attention and resources and/or termination of the underlying agreement;
•CORXEL may not comply with applicable regulatory guidelines with respect to developing or commercializing any LNZ Product, which could adversely impact the development of or sales thereof, either in Greater China or (depending on the scope of the noncompliant activities) by us in other jurisdictions, and could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production and refusal to approve any new drug applications;
•CORXEL may experience financial difficulties; and
•business combinations or significant changes in the business strategy of CORXEL may also adversely affect its ability to perform its obligations under its license agreement with us.
If CORXEL does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the development, regulatory approval, and commercialization efforts related to an LNZ Product in Greater China could be delayed and it may be necessary for us to either assume the responsibility at our own expense for the development of LNZ100 or LNZ101 in Greater China or seek out a different collaboration partner for such efforts. In that event, our potential to generate future revenues from the Greater China region could be significantly reduced and our business could be materially and adversely harmed.
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
The market price of our common stock has been, and may continue to be, subject to significant fluctuations. For example, from April 1, 2024 through September 30, 2024, the closing price for our common stock ranged from a low of $14.68 to a high of $25.10 per share. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities by us during the quarter ended September 30, 2024 that were not previously reported in current reports on Form 8-K filed with the SEC.
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

10.1
Stock Purchase Agreement by and between LENZ Therapeutics, Inc. and Ridgeback Capital Investments, L.P., dated July 14, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024).

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

Dated: November 6, 2024
	By:	/s/ Evert Schimmelpennink
	Name:	Evert Schimmelpennink
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2024
	By:	/s/ Daniel Chevallard
	Name:	Daniel Chevallard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)