Form 10-Q
period 2025-03-31
LENZ Therapeutics, Inc.
filed 2025-05-07
CIK 1815776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes ☐   No ☒
As of May 1, 2025, 28,146,154 shares of the registrant's common stock were outstanding.

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
•our financial performance;
•costs related to the Merger (as defined in Part I, Item 1, Note 1, “Organization and Liquidity,” in our notes to consolidated financial statements in this Quarterly Report on Form 10-Q);
i

•our expectation that our existing cash, cash equivalents, and marketable securities will be sufficient to fund the Company to positive operating cash flow subsequent to commercial launch, if LNZ100 is approved;
•our expectations regarding the period during which we will remain an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”); and
•our anticipated use of our existing resources and any proceeds we receive from future capital raising transactions.
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
ii

iii

Part I. Financial Information
Item 1. Financial Statements.
LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,042	$20,158
Marketable securities	170,934	188,872
Prepaid expenses and other current assets	3,769	2,773
Restricted cash	114	114
Total current assets	197,859	211,917
Property and equipment, net	926	651
Operating lease right-of-use asset	1,069	1,338
Other assets	1,398	1,398
Total assets	$201,252	$215,304
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,661	$4,257
Accrued liabilities	4,908	6,149
Total current liabilities	8,569	10,406
Operating lease liability, net	673	814
Total liabilities	9,242	11,220
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized; 27,543,120 and 27,531,490 shares issued at March 31, 2025 and December 31, 2024, respectively; and 27,535,663 and 27,518,439 shares outstanding at March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	351,519	348,901
Accumulated deficit	(159,633)	(145,014)
Accumulated other comprehensive income	123	196
Total stockholders’ equity	192,010	204,084
Total liabilities and stockholders’ equity	$201,252	$215,304
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$5,818	$10,537
Selling, general and administrative	11,113	5,551
Total operating expenses	16,931	16,088
Loss from operations	(16,931)	(16,088)
Other income (expense):
Other expense	(11)	(1,348)
Interest income	2,323	788
Total other income (expense), net	2,312	(560)
Net loss	$(14,619)	$(16,648)
Other comprehensive loss:
Unrealized loss on marketable securities	(73)	(7)
Comprehensive loss	$(14,692)	$(16,655)
Net loss per share, basic and diluted	$(0.53)	$(3.53)
Weighted-average common shares outstanding, basic and diluted (1)	27,526,099	4,717,613
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1)See Note 2 for further information on weighted-average common shares outstanding.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED AND COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2024	27,518,439	$1	$348,901	$(145,014)	$196	$204,084
Exercise of stock options and common warrants	11,630	—	44	—	—	44
Unrealized loss on marketable securities	—	—	—	—	(73)	(73)
Vesting of early exercised stock options	5,594	—	19	—	—	19
Share-based compensation	—	—	2,555	—	—	2,555
Net loss	—	—	—	(14,619)	—	(14,619)
Balance as of March 31, 2025	27,535,663	$1	$351,519	$(159,633)	$123	$192,010
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED AND COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Convertible Preferred and Common Stock								Stockholders' Equity (Deficit)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Class B Convertible Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023(1)	21,977,282	$44,621	2,950,548	$9,893	28,019,181	$82,976	2,744,184	$5,900	1,969,360	$10	$2,517	$(95,245)	$6	$(92,712)
Conversion of convertible preferred stock and Class B convertible common stock to common stock as a result of the Merger and reset to par of $0.00001	(21,977,282)	(44,621)	(2,950,548)	(9,893)	(28,019,181)	(82,976)	(2,744,184)	(5,900)	11,260,672	(10)	143,400	—	—	143,390
Issuance of common stock to Graphite stockholders as a result of the Merger	—	—	—	—	—	—	—	—	8,320,485	—	116,145	—	—	116,145
Issuance of common stock from private placement, net	—	—	—	—	—	—	—	—	3,559,565	—	49,840	—	—	49,840
Reclassification of warrant liability to equity	—	—	—	—	—	—	—	—	—	—	1,918	—	—	1,918
Merger transaction costs	—	—	—	—	—	—	—	—	—	—	(5,146)	—	—	(5,146)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(7)	(7)
Exercise of stock options and common warrants	—	—	—	—	—	—	—	—	383,898	—	430	—	—	430
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	6,150	—	10	—	—	10
Share-based compensation	—	—	—	—	—	—	—	—	—	—	947	—	—	947
Net loss	—	—	—	—	—	—	—	—	—	—	—	(16,648)	—	(16,648)
Balance as of March 31, 2024	—	$—	—	$—	—	$—	—	$—	25,500,130	$—	$310,061	$(111,893)	$(1)	$198,167
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1)Retroactively recast for the reverse recapitalization as described in Note 3.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(14,619)	$(16,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36	5
Loss on impairment of operating right-of-use assets and related property and equipment	82	—
Accretion of discounts on marketable securities	(1,134)	(275)
Change in fair value of preferred stock warrants	—	1,047
Share-based compensation expense	2,555	947
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(996)	(518)
Accounts payable	(771)	(1,269)
Accrued liabilities	(1,202)	(7,226)
Net cash used in operating activities	(16,049)	(23,937)
Cash flows from investing activities
Purchases of marketable securities	(33,091)	—
Proceeds from maturities of marketable securities	52,090	18,000
Purchases of property and equipment	(110)	—
Net cash provided by investing activities	18,889	18,000
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	53,387
Cash, cash equivalents, and restricted cash acquired in connection with the Merger	—	117,824
Merger transaction costs	—	(373)
Proceeds from exercises of stock options	44	430
Net cash provided by financing activities	44	171,268
Net increase in cash, cash equivalents, and restricted cash	2,884	165,331
Cash and cash equivalents, and restricted cash, beginning of the period	20,272	35,140
Cash, cash equivalents, and restricted cash, end of the period	$23,156	$200,471
Supplemental cash flow information
Conversion of Series A, A-1, and B convertible preferred stock to common stock	$—	$137,490
Conversion of Class B convertible common stock to common stock	$—	$5,900
Reclassification of warrant liability to equity	$—	$1,918
Prepaid expenses and other current assets assumed in the Merger	$—	$1,313
Accounts payable and accrued liabilities assumed in the Merger	$—	$2,950
Common stock issuance costs included in accounts payable and accrued expenses	$—	$3,547
Merger transaction costs included in accounts payable and accrued expenses	$—	$4,815
Right-of-use assets assumed in the Merger in exchange for operating lease liabilities	$—	$293
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
Liquidity
As of March 31, 2025, the Company has devoted substantially all of its efforts to product development and has not realized product revenue from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of March 31, 2025, had an accumulated deficit of $159.6 million. The Company expects to incur additional losses in the future as it continues its research and development efforts, advances its product candidate through clinical development, seeks regulatory approval for LNZ100, prepares for commercialization, hires additional personnel, protects its intellectual property, and grows its business. The Company may need to raise additional capital to support its continuing operations and pursue its long-term business plan, including the development and commercialization of its product candidate, if approved. Such activities are subject to significant risks and uncertainties.
As of March 31, 2025, the Company had cash, cash equivalents, and marketable securities of $194.1 million, which is available to fund future operations. The Company believes that its existing cash, cash equivalents, and marketable securities as of March 31, 2025 will be sufficient to support operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements were prepared based on the accrual method of accounting in accordance with U.S. generally accepted accounting principles ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). The accompanying condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period. All intercompany accounts and transactions have been eliminated in consolidation.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Estimates used in preparing the accompanying financial statements include, but are not limited to, estimates related to the research and development accruals, and share-based compensation. Although actual results could differ from those estimates, management does not believe that such differences would be material.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits its cash primarily in traditional checking and savings accounts and money market funds with a financial institution. Restricted cash of $0.1 million as of March 31, 2025 relates to a security deposit in the form of a letter of credit issued in connection with one of the Company's leases, which expired in March 2025. The terms of the letter of credit require the security deposit to remain restricted for ninety days following expiration of the lease.
Marketable Securities
The Company classifies marketable securities as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore classified all marketable securities with maturity dates beyond three months at the date of purchase as current assets in the accompanying condensed consolidated balance sheets. As of March 31, 2025, the Company had no intent to sell any marketable securities prior to maturity. Marketable securities classified as available-for-sale are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ deficit until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield over the life of the instrument. Realized gains and losses are calculated using the specific identification method and recorded as interest income or expense. The Company invests in available-for-sale securities consisting of commercial paper, U.S. Treasury securities, U.S. government agency securities, and corporate debt securities. Available-for-sale securities are classified as marketable securities on the Company's condensed consolidated balance sheets.
Management evaluates whether unrealized losses on available-for-sale marketable securities are the result of credit worthiness of the securities held or other non-credit related factors. If an unrealized loss is the result of credit quality factors, the Company recognizes an allowance reflective of the current estimate of credit losses expected to be incurred over the life of the financial instrument on a specific identification basis upon initial recognition and at each reporting period. If a reduction in value is a result of other factors, losses are recognized within comprehensive loss unless either the Company intends to sell the security or it is more likely than not the Company will be required to sell the security. Based on a review of these marketable securities, the Company concluded none of the unrealized loss is the result of a credit loss as of March 31, 2025, because the Company does not intend to sell these securities, and it is not more-likely-than-not that the Company will be required to sell these securities before the recovery of their amortized cost basis.
Long-term Investment
Long-term investments without a readily determinable fair value are accounted for using the cost method. The cost method is applied when there is no active market for the investment, thus the fair value cannot be reliably determined. The cost of long-term investments include the purchase price, and are adjusted to fair value based on any observable changes in market value or any impairment losses. The Company had one long-term equity investment which was classified as a non-current asset in the condensed consolidated balance sheets, as the Company had no intent to sell or dispose of the long-term investment within one year of the balance sheet date.
Equity investments without a readily determinable fair value are remeasured from time to time based on observable price changes in orderly transactions for an identical or similar investment. Changes in fair value due to observable price changes are recorded as other income (expense) in the condensed consolidated statements of operations and comprehensive loss in the period in which they occur.
Impairment of long-term investments is assessed periodically or whenever there are indicators of potential impairment. An impairment loss is recognized if the carrying amount of the investment exceeds its recoverable amount. The recoverable amount is determined based on the higher of the investment's fair value less costs to sell or its value in use. Any impairment losses are recognized in the condensed consolidated statements of operations and comprehensive loss as an expense in the period in which they occur.
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
Leases
The Company determines if an arrangement is or contains a lease at inception by assessing whether it conveys the right to control the use of an identified asset in exchange for consideration. If a lease is identified, classification is determined at lease commencement. To date, all of the Company’s leases have been determined to be operating leases. Operating lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The Company’s leases do not provide an implicit interest rate and therefore the Company estimates its incremental borrowing rate to discount lease payments. The incremental borrowing rate reflects the estimated interest rate that the Company would have to pay to borrow on a collateralized basis, an amount equal to the lease payments in a similar economic environment over a similar term. Operating lease right-of-use ("ROU") assets are determined based on the corresponding lease liability adjusted for any lease payments made at or before commencement, initial direct costs, and lease incentives. The operating lease ROU asset also includes impairment charges if the Company determines the ROU asset is impaired. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Operating lease expenses are recognized, and the ROU assets are amortized on a straight-line basis over the lease term. Sublease income, if any, is recognized on a straight-line basis over the sublease term as a reduction to the Company's operating lease cost within general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. The Company has elected not to separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component. The Company has elected not to recognize leases with terms of one year or less on the condensed consolidated balance sheets.
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
Payments made prior to the receipt of goods or services to be used in research and development are capitalized, evaluated for current or long-term classification, and included in prepaid expenses and other current assets or other assets in the condensed consolidated balance sheets based on when the goods are received or the services are expected to be received or consumed, and recognized in research and development expenses when they are incurred.
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
During the course of a clinical trial, the rate of expense recognition is adjusted if actual results differ from the Company’s estimates. Management estimates accrued expenses as of each balance sheet date in its condensed consolidated financial statements based on the facts and circumstances known at that time. The clinical trial accrual is dependent in part upon the timely and accurate reporting of CROs, CMOs and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its estimates may vary from the actual results. To date, the Company has not experienced material differences between its accrued expenses and actual expenses.
Preferred Stock Warrants Liability
The Company issued freestanding warrants to purchase shares of its Series A convertible preferred stock ("Series A Convertible Preferred"). Prior to the Merger, the Company revalued the warrants at each balance sheet date utilizing an option pricing method that back solved the fair value of the warrants based on recent financing transactions and also considered the enterprise value of the Company when considering potential exit events. Changes in fair value were recognized as increases or reductions to other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The fair value of these warrants were classified as a non-current liability in the condensed consolidated balance sheet since the underlying Series A Convertible Preferred stock was potentially redeemable. Pursuant to the Merger Agreement, the Series A Convertible preferred stock warrants became warrants to purchase shares of the Company's common stock. As a result of the Merger, the warrants no longer met the requirements for liability accounting and, as such, the Company adjusted the value of the warrants to the estimated fair value as of the Merger date and reclassified them to stockholders' equity.
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
Fair Value of Common Stock—The Company used the closing stock price on the grant date to determine the grant date fair value, adjusted for special dividends, if any.
Expected Dividend Yield—The expected dividend yield is based on the Company’s historical and expected dividend payouts. The Company has historically paid no dividends, other than the special dividend paid by Graphite immediately prior to the close of the Merger, and does not anticipate dividends to be paid in the future.

Expected Equity Volatility—The Company used an average volatility for comparable publicly-traded biopharmaceutical companies over a period equal to the expected term of the stock award grant as the Company does not yet have sufficient historical trading history for its own stock.
Risk-Free Interest Rate—The risk-free interest rate was based on a United States Treasury instrument whose term is consistent with the expected term of the stock options.
Expected Term—The Company used the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
Restricted Stock Units
For restricted stock units that vest subject to the satisfaction of a service requirement, the related expense was recognized on a straight-line basis over each award’s actual or implied vesting period. The Company used the closing stock price on the grant date to determine the grant date fair value.
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
Liabilities are provided for tax benefits for which realization is uncertain. Such benefits are only recognized when the underlying tax position is considered more-likely-than-not to be sustained on examination by a taxing authority, assuming they possess full knowledge of the position and facts. Interest and penalties related to uncertain tax positions are recognized in the provision of income taxes. As of March 31, 2025 and December 31, 2024, the Company had incurred no interest or penalties related to uncertain income tax benefits.
The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 and has not recognized interest or penalties in the condensed consolidated statements of operations for the three months ended March 31, 2025 or 2024.
Net Loss Per Share
Basic net loss per share was calculated by dividing net loss attributed to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Stock options, common stock warrants, and 2024 Employee Stock Purchase Plan ("ESPP") shares to be purchased were considered potentially dilutive to common stock. Prior to the Merger, the convertible preferred stock and Class B convertible common stock were not participating securities, because they did not participate in losses. Stock options, preferred stock warrants, Class A warrants, Class B convertible common stock, and convertible preferred stock were considered potentially dilutive common stock. The Company computed diluted net loss per share attributable to common stockholders after giving consideration to all potentially dilutive common stock outstanding during the period, determined using the treasury-stock and if-converted methods, except where the effect of including such securities was antidilutive. Prior to the Merger, the Company made adjustments to diluted net loss attributed to common stockholders to reflect the reversal of gains on the change in the value of preferred stock warrants liability, assuming conversion of warrants to acquire convertible preferred stock at the beginning of the period or at time of issuance, if later, to the extent that those preferred stock warrants are dilutive. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.

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
Segment Reporting
Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker ("CODM"), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer acts as the CODM. The CODM views the Company’s operations and manages its business as one operating segment operating exclusively in the United States. The Company’s singular focus is on the development and commercialization of innovative therapies to improve vision, and has generated limited revenue since inception. The CODM utilizes consolidated net loss to monitor budgeted versus actual results, and to assess the overall financial performance and operational efficiency of the business. The CODM manages and allocates resources to the operations of the Company on an entity-wide basis using net loss as the primary performance measure. Asset information provided to the CODM is consistent with those reported on the condensed consolidated balance sheets and are attributable to the United States.
The table below shows a reconciliation of the Company's net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP, to the Company's total consolidated net loss in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development expenses(1)	$5,165	$10,343
Selling, general, and administrative expenses(1)	9,211	4,798
Share-based compensation expense	2,555	947
Total operating expenses	16,931	16,088
Loss from operations	(16,931)	(16,088)
Other income:
Other income	(11)	(1,348)
Interest income	2,323	788
Net loss	$(14,619)	$(16,648)
__________________
(1)Amounts exclude share-based compensation expense.
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
Under reverse recapitalization accounting, the assets and liabilities of Graphite were recorded at their fair value, which approximated book value due to their short-term nature. The Company's condensed consolidated financial statements reflect 8,670,653 shares and options held by the former stockholders and option holders of Graphite.
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
None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.
Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
At March 31, 2025:
Cash equivalents
Money market funds	$21,973	$21,973	$—	$—
Corporate debt securities	647	—	647	$—
Total cash equivalents measured at fair value	$22,620	$21,973	$647	$—
Marketable securities
Commercial paper	$51,933	$—	$51,933	$—
U.S. treasury securities	48,851	48,851	—	—
Corporate debt securities	44,928	—	44,928	—
U.S. government agency securities	25,222	—	25,222	—
Total marketable securities measured at fair value	$170,934	$48,851	$122,083	$—

At December 31, 2024:
Cash equivalents
Money market funds	$17,693	$17,693	$—	$—
U.S. government securities	999	—	999	—
U.S. treasury securities	997	997	—	—
Total cash equivalents measured at fair value	$19,689	$18,690	$999	$—
Marketable securities
Commercial paper	$58,823	$—	$58,823	$—
U.S. treasury securities	46,309	46,309	—	—
Corporate debt securities	43,669	—	43,669	—
U.S. government agency securities	40,071	—	40,071	—
Total marketable securities measured at fair value	$188,872	$46,309	$142,563	$—
The following table presents the amortized cost and estimated fair market value of our cash equivalents and marketable securities as of the dates presented (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$21,973	$—	$—	$21,973
Corporate debt securities	646	1	—	647
Marketable securities:
Commercial paper	$51,926	$24	$(17)	$51,933
U.S. treasury securities	48,785	66	—	48,851
Corporate debt securities	44,898	33	(3)	44,928
U.S. government agency securities	25,203	21	(2)	25,222
Totals	$193,431	$145	$(22)	$193,554

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$17,693	$—	$—	$17,693
U.S. government securities	999	—	—	999
U.S. treasury securities	997	—	—	997
Marketable securities:
Commercial paper	$58,798	$56	$(31)	$58,823
U.S. treasury securities	46,231	80	(2)	46,309
Corporate debt securities	43,634	49	(14)	43,669
U.S. government agency securities	40,013	60	(2)	40,071
Totals	$208,365	$245	$(49)	$208,561
The following table presents available-for-sale securities by contractual maturity date as of March 31, 2025 (in thousands):

	March 31, 2025
	Amortized Cost	Estimated Fair Value
Due in one year or less	$155,391	$155,475
Due after one year	15,421	15,459
Total	$170,812	$170,934

As of March 31, 2025, twenty-four of the Company's marketable securities with a fair market value of $30.5 million were in an immaterial aggregate gross unrealized loss position; these twenty-four marketable securities have all been in a gross unrealized loss position for less than one year. Based on a review of these marketable securities, the Company believes none of the unrealized loss is the result of a credit loss as of March 31, 2025, because the Company does not intend to sell these securities, and it is not more-likely-than-not that the Company will be required to sell these securities before the recovery of their amortized cost basis. Refer to Note 2 for further discussion on the Company's evaluation of unrealized losses on available-for-sale securities. Accrued interest receivable on marketable securities was $1.1 million at both March 31, 2025 and December 31, 2024, and was recorded within prepaid expenses and other current assets in the condensed consolidated balance sheets. We have not written off any accrued interest receivables for the three months ended March 31, 2025 and 2024.
The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three months ended March 31, 2025 and 2024.
The following table presents activity for the preferred stock warrants liability during the three months ended March 31, 2024 (in thousands):

Preferred Stock Warrants Liability
Balance at December 31, 2023	$871
Change in fair value	1,047
Conversion of preferred stock warrants liability to equity	(1,918)
Balance at March 31, 2024	$—
The warrants’ estimated fair value as of the Merger date utilized the Black-Scholes model and the following input assumptions: risk free interest rate (4.3% - 4.4%), expected term (3.6 - 4.1 years), dividend yield (0.0%), volatility (103.0% - 104.0%) and exercise price ($10.64 per common share).
No fair value liabilities exist as of March 31, 2025. Upon completion of the Merger, the preferred stock warrants became exercisable into shares of common stock and will no longer continue to be remeasured at each reporting date. Refer to Note 2 for further discussion on the valuation of the preferred stock warrants liability.
Equity investment without a readily determinable fair value

In conjunction with the Merger, the Company obtained an investment in common stock of an unfunded privately held, pre-clinical life sciences company, which the Company initially carried at no value. In May 2024, the private company executed a seed funding round ("Seed Financing"), which triggered an anti-dilution provision under the License and Option Agreement (“Option Agreement”), resulting in the issuance of additional shares of common stock. The Company identified the Seed Financing as an observable price change under the measurement alternative, and adjusted the equity investment from zero to an estimated fair value of $1.3 million at the time of the Seed Financing. There were no adjustments to the carrying value of the Company's investment without a readily determinable fair value during the three months ended March 31, 2025 and 2024, and there were no downward adjustments to the carrying value of the Company's investment without a readily determinable fair value on both a cumulative basis or for the three months ended March 31, 2025 and 2024.
5.    Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Sales, general, and administrative accrued expenses	$1,920	$1,109
Accrued payroll and related expenses	1,653	3,564
Research and development accrued expenses	582	808
Operating lease liability, current portion	509	567
Other accrued liabilities	244	101
Total accrued liabilities	$4,908	$6,149

6.    Commitments and Contingencies
Operating Leases
Commencing on April 1, 2022, LENZ OpCo entered into a lease agreement for office space in Del Mar, California, which was subsequently amended to expand the office space leased and extend the term (the "Del Mar lease"). In April 2024, the Company entered into a lease agreement for office space in Solana Beach, California (the "Lomas lease"). As of March 31, 2025, the weighted average remaining lease term was 2.3 years, and the weighted average discount rate used to determine the right-of-use assets and corresponding operating lease liabilities was 7.7%. Cash paid for operating leases approximated rent expense for the periods presented.
Maturities of the Company's operating lease liabilities as of March 31, 2025 are as follows (in thousands):

2025	$427
2026	511
2027	361
Total undiscounted lease payments	1,299
Less: present value adjustment	(117)
Operating lease liabilities	$1,182
Rent expense for the three months ended March 31, 2025 and 2024 was $0.1 million and immaterial, respectively.
Legal Proceedings
From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. The Company is not currently a party to or aware of any proceedings that it believes will have, individually or in the aggregate, a material adverse effect on it's business, financial condition or results of operations.
Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2025 and December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
7.    Stockholders' Equity
Convertible Preferred Stock
Immediately prior to the closing of the Merger, LENZ OpCo had authorized 53,761,506 shares of preferred stock with a par value of $0.001, and there were 21,977,282 shares of Series A Convertible Preferred, 2,950,548 shares of Series A-1 convertible preferred stock ("Series A-1 Convertible Preferred"), and 28,019,181 shares of Series B convertible preferred stock ("Series B Convertible Preferred") issued and outstanding. Immediately prior to the closing of the Merger, the total liquidation preference of issued and outstanding Series A Convertible Preferred, Series A-1 Convertible Preferred, and Series B Convertible Preferred was $47.3 million, $10.0 million, and $83.5 million, or $2.15 per share, $3.3892 per share, and $2.9801 per share, respectively.
At the closing of the Merger, the 52,947,011 shares of LENZ OpCo preferred stock were exchanged for 10,705,829 shares of Graphite’s common stock.
Common Stock
Prior to the closing of the Merger, LENZ OpCo had authorized two series of common stock, designated Class A common stock and Class B convertible common stock, and there were 11,838,624 and 9,915,013 shares of Class A common stock issued, respectively, and 11,668,867 and 9,739,818 shares of Class A common stock outstanding, respectively. Immediately prior to the closing of the Merger, there were 2,744,184 shares of Class B convertible common stock issued and outstanding. At the closing of the Merger, 11,838,624 and 11,668,867 issued and outstanding shares of Class A common stock, respectively, were exchanged for 2,393,729 and 2,359,408 shares of issued and outstanding shares of Graphite's common stock, respectively. Additionally, at the closing of the Merger, 2,744,184 shares of Class B convertible common stock were exchanged for 554,843 shares of Graphite's common stock.
At the closing of the Merger on March 21, 2024, legacy Graphite stockholders held 8,320,485 shares of common stock.
Concurrent with the closing of the Merger on March 21, 2024, the Company completed the March 2024 PIPE Financing of 3,559,565 shares for an aggregate purchase price of $53.5 million.
On April 4, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) under which we may offer and sell up to $150,000,000 of shares of our common stock from time to time through an “at the market” offering program under which TD Cowen will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, TD Cowen may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to the Company’s shelf registration statement on Form S-3, including the prospectus supplement contained therein, which was declared effective by the SEC on April 14, 2025. In April 2025, the Company sold an aggregate of 600,500 shares of common stock under the Sales Agreement resulting in gross proceeds of $16.5 million. After deducting commissions and expenses of $0.2 million, net proceeds to the Company were $16.3 million.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Other than the special dividend paid by Graphite immediately prior to the close of the Merger, no dividends have been declared or paid by the Company through March 31, 2025, and any such dividends are not cumulative.
Common stock reserved for future issuance consist of the following:

March 31, 2025
Common stock options granted and outstanding	3,716,173
Shares available for issuance under incentive plans	2,153,080
Shares available for issuance under the ESPP	526,309
Warrants to purchase common stock	164,676

Restricted stock units granted and outstanding	29,740
Total	6,589,978
Warrants
LENZ OpCo issued warrants to acquire Class A common stock and Series A Convertible Preferred stock.
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
The Series A Convertible Preferred stock warrants had an exercise price of $2.15 per share and were issued in October 2020 with an expiration date in October 2027. There were no exercises of the Series A Convertible Preferred stock warrants for any of the periods presented.
In connection with the Merger, the Series A preferred stock warrants were converted to 164,676 common stock warrants of the Company at an exercise price of $10.64, and were subsequently reclassified to stockholders’ equity at their fair value of $1.9 million.
Share-Based Compensation
Share-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Selling, general and administrative	$1,902	$753
Research and development	653	194
Total	$2,555	$947
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

	March 31,
	2025	2024
Common stock options granted and outstanding	3,716,173	3,265,986
Warrants to purchase common stock	164,676	164,676
Restricted stock units granted and outstanding	29,740	—
ESPP shares to be purchased	6,194	—
Total	3,916,783	3,430,662
9.     License Agreements
In April 2022, the Company entered into a license and collaboration agreement providing an exclusive license (the "CORXEL License," formerly referred to as the "Ji Xing License") to certain of the Company’s intellectual property ("IP") for use in the treatment of presbyopia in humans in mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan (collectively, “Greater China”). The Company also agreed to a separate agreement for the purchase of clinical and commercial supply of products containing the IP for clinical and commercial requirements at cost plus a negotiated percentage and granted a right of first negotiation to obtain a regional license on other products the Company might develop outside the field of presbyopia for commercialization in Greater China.
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
The Company assessed the promises made under the CORXEL License and concluded the CORXEL License comprises a single performance obligation providing the right to use functional intellectual property. The $15.0 million transaction price allocated to that single performance obligation was recognized on completion of the transfer of the CORXEL License during the year ended December 31, 2022. No contractual milestones were met under the CORXEL License during the three months ended March 31, 2025 or 2024.
10.     Related Party Transactions
Through the Subscription Agreement and March 2024 PIPE Financing executed in conjunction with the Merger, the Company issued 3,343,330 shares to investors that had designated members on the Company's board of directors.
A member of the Company’s board of directors currently serves as a member of the board of directors of one of the Company’s vendors, and has served in that capacity since 2023. LENZ OpCo entered into a Master Services Agreement with this vendor in September 2023 to provide manufacturing services. Accordingly, the Company considers the vendor to be a related party. For the three months ended March 31, 2025 and 2024, fees incurred for services performed by the vendor were $0.3 million and $0.1 million, and were charged to research and development expenses. The Company had no amounts and $0.1 million due to the vendor within accounts payable as of March 31, 2025 and December 31, 2024, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of LENZ’ consolidated results of operations and financial condition. The discussion should be read together with the condensed consolidated financial statements and the accompanying notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 . This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. LENZ’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” as set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
As of March 31, 2025, we had $194.1 million of cash, cash equivalents, restricted cash, and marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2025 will allow us to continue to build infrastructure and commercialize LNZ100, subject to FDA approval, and will be sufficient to fund the Company to positive operating cash flow subsequent to such commercial launch. We do not expect to generate any revenue from product sales unless and until we successfully obtain regulatory approval for LNZ100. We have incurred net losses in each year since inception, and as of March 31, 2025, we had an accumulated deficit of $159.6 million. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses as we seek FDA approval and begin commercialization. These costs include expenses associated with the regulatory approval process and, subject to such approval, preparation for the potential commercial launch of LNZ100, subject to FDA approval. Additionally, we anticipate incurring expenses related to product sales, marketing, manufacturing, and distribution, and additional costs associated with being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements. As a result of these and other factors, while we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2025 will fund the Company to positive operating cash flow subsequent to commercial launch, if LNZ100 is approved, it is possible that we may require additional financing to fund our operations and planned growth.
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
The $15.0 million upfront payments allocated to that single performance obligation was recognized on execution of the CORXEL License during the year ended December 31, 2022. No contractual milestones were met under the CORXEL License during the three months ended March 31, 2025 or 2024.
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
Key Trends and Factors Affecting Comparability Between Periods
•Our research and development costs decreased during the three months ended March 31, 2025, relative to the three months ended March 31, 2024, primarily as a result of reduced clinical research expenses related to the substantial completion of our Phase 3 CLARITY trials in March 2024. We expect our research and development costs will continue to decrease in 2025, relative to 2024, given the completion of the CLARITY trials and subsequent wind-down of clinical activities over 2024.
•We expect that selling, general and administrative expenses will continue to increase in 2025, relative to 2024, as we have built a cross-functional commercial team consisting of marketing and commercial operations and will continue to strategically build our sales and commercial infrastructure with capabilities designed to scale when necessary to support a potential commercial launch of LNZ100, subject to FDA approval. These expenses increased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, and we expect such expenses to continue to increase for the foreseeable future.
•The Company’s corporate general and administrative expenses increased during the three months ended March 31, 2025 relative to the three months ended March 31, 2024 as a result of the Merger, given we operated for most of the prior period as a privately held company. These costs are related to (i) compliance with the rules and regulations of the SEC and those of Nasdaq, (ii) legal, accounting and other professional services, (iii) insurance, (iv) investor relations activities, and (v) other administrative and professional services.
Recent Developments
NDA Filing and PDUFA Date
On October 21, 2024, we announced the FDA has assigned a PDUFA target action date of August 8, 2025 for LNZ100. The FDA notified the Company in its letter to notify its acceptance to review the NDA that they do not plan to hold an advisory committee meeting, which was reiterated during the mid-cycle review.
Basis of Presentation
The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the unaudited condensed consolidated balance sheets and statements of operations and comprehensive loss presented herein. The following discussion and analysis are based on our unaudited condensed consolidated financial statements and related notes thereto, which we have prepared in accordance with U.S. GAAP. You should read the discussion and analysis together with such unaudited condensed consolidated financial statements and the related notes thereto.

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
Other Income (Expense), Net
Other income (expense), net consists of interest income earned on cash, cash equivalents, and short-term investments, and changes in the fair value of long-term investments due to observable price changes in orderly transactions for an identical or similar investment, and the change in fair value of preferred stock warrants liability. Upon completion of the Merger, the preferred stock warrants became exercisable into shares of common stock and will no longer continue to be remeasured at each reporting date.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table presents the results of operations for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Research and development	$5,818	$10,537	$(4,719)	(45)%
Selling, general and administrative	11,113	5,551	5,562	100%
Other income (expense), net	2,312	(560)	2,872	(513)%
Research and Development
Research and development expenses incurred for the three months ended March 31, 2025 were primarily incurred to further refine the manufacturing process for LNZ100, while research and development expenses for the three months ended March 31, 2024 were substantially all related to the development of LNZ100 in our Phase 3 CLARITY trials.
Research and development expenses decreased by $4.7 million, or 45%, to $5.8 million for the three months ended March 31, 2025 compared to $10.5 million for the three months ended March 31, 2024. The decrease was primarily driven by a $4.8 million decrease in contract research expense for our clinical trials, as our Phase 3 CLARITY trials were substantially completed in March 2024, and a $1.3 million decrease in nonclinical research expense primarily due to a reduction in costs related to toxicology studies, partially offset by a $1.2 million increase in non-clinical regulatory and chemistry, manufacturing, and control ("CMC") employee salaries and related expenses due to increased headcount and non-cash share-based compensation expense.

Selling, General and Administrative
Selling, general and administrative expenses increased $5.6 million, or 100%, to $11.1 million for the three months ended March 31, 2025 compared to $5.6 million for the three months ended March 31, 2024. The change was primarily driven by increases of $2.7 million in employee salaries and related expenses due to a rise in headcount and non-cash share-based compensation expense, $1.8 million in pre-commercial marketing, advertising and sales infrastructure expenses as we prepare for a potential commercial launch of LNZ100, subject to FDA approval, and $0.7 million in corporate general and administrative expenses as we operated as a public company for the full three months ended March 31, 2025.
Other Income (Expense), net
Other income, net for the three months ended March 31, 2025, was $2.3 million, compared to expense of $0.6 million for the three months ended March 31, 2024. The change was primarily driven by additional interest income earned on our cash, cash equivalents, and marketable securities of $1.5 million as a result of an overall increase in cash on-hand during the three months ended March 31, 2025 over the comparative period, and by a non-recurring, non-cash charge at the close of the Merger of $1.0 million related to the fair value of the preferred stock warrants liability.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2025, we had $194.1 million of cash, cash equivalents, restricted cash, and marketable securities. We have incurred net losses in each year since inception and as of March 31, 2025, we had an accumulated deficit of $159.6 million. Our net losses were $14.6 million and $16.6 million for the three months ended March 31, 2025 and 2024, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses as we seek approval and pursue the potential commercialization of LNZ100. These costs include expenses associated with the regulatory approval process for LNZ100, and the preparation for the potential commercial launch of our product, subject to FDA approval.
From inception through March 31, 2025, we received funding of $13.0 million from our initial seed financing, $47.0 million from the sale of Series A Convertible Preferred stock, $10.0 million from the sale of Series A-1 Convertible Preferred Stock, gross proceeds of $83.5 million from the sale of Series B Convertible Preferred stock, approximately $117.8 million in cash and cash equivalents from the Merger, approximately $53.5 million in gross cash proceeds from the March 2024 PIPE Financing, and $30.0 million in gross cash proceeds from the July 2024 PIPE Financing.

On April 4, 2025, we entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) under which we may offer and sell up to $150.0 million of shares of our common stock from time to time through an “at the market” offering program under which TD Cowen will act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, TD Cowen may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to our shelf registration statement on Form S-3, including the prospectus supplement contained therein, which was declared effective by the SEC on April 14, 2025. In April 2025, we sold 600,500 shares of common stock at a price of $27.55 per share for total gross proceeds of $16.5 million pursuant to the Sales Agreement. After deducting commissions and expenses of $0.2 million, net proceeds to the Company were $16.3 million.
Funding Requirements
We believe that our cash, cash equivalents, and marketable securities as of March 31, 2025 will allow us to continue to build infrastructure and commercialize LNZ100, subject to FDA approval, and such funds are anticipated to fund the Company to positive operating cash flow subsequent to such commercial launch. This belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than expected. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than currently anticipated, and we may need to seek additional funds sooner than planned.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(16,049)	$(23,937)
Investing activities	18,889	18,000
Financing activities	44	171,268
Net increase in cash and cash equivalents	$2,884	$165,331
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
For the three months ended March 31, 2025, cash used in operating activities was $16.0 million and resulted from a net loss of $14.6 million, in addition to an approximate $2.0 million cash outflow from the payment of accounts payable and accrued liabilities and a $1.0 million increase in operating assets, offset by $1.5 million in non-cash adjustments primarily driven by share-based compensation expense.
For the three months ended March 31, 2024, cash used in operating activities was $23.9 million primarily resulting from a net loss of $16.6 million plus an $8.5 million cash outflow from the payment of accounts payable and accrued liabilities associated with the Merger and accrued clinical activities and a $0.5 million increase in operating assets, offset by $1.7 million in non-cash adjustments primarily related to the change in the fair value of preferred warrants and share-based compensation expense.
Net Cash Provided by Investing Activities
Cash provided by investing activities for the three months ended March 31, 2025 was $18.9 million, primarily due to $52.1 million in proceeds from maturities of marketable securities, and partially offset by $33.1 million of purchases of marketable securities.
Cash provided by investing activities for the three months ended March 31, 2024 was $18.0 million, due to proceeds from maturities of marketable securities.
Net Cash Provided by Financing Activities
Cash provided by financing activities for the three months ended March 31, 2025 was immaterial.
For the three months ended March 31, 2024, cash provided by financing activities was $171.3 million and includes $117.8 million in cash and cash equivalents acquired in the Merger and $53.5 million in gross cash proceeds from the March 2024 PIPE Financing.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of the financial condition and results of operations is based on our consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of expenses during the periods presented. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. Historically, revisions to our estimates have not resulted in a material change to our condensed consolidated financial statements.
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
Fair Value of Common Stock—The fair market value of our common stock is based on its closing price as reported on the date of grant on the primary stock exchange on which our common stock is traded, adjusted for special dividends, if any.
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
We are also a “smaller reporting company” because the market value of our stock held by non-affiliates was less than $700 million as of June 30, 2024 and the Company's annual revenue was less than $100 million during the fiscal year ended December 31, 2024. We may continue to be a smaller reporting company in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of June 30 in the most recently completed fiscal year or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of June 30 in the most recently completed fiscal year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual

Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We do not have any products approved for sale, we have not generated any revenue from the sale of products, we have incurred significant net losses since the company’s formation and have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, common stock, and the Merger. Our net losses were $14.6 million and $16.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $159.6 million. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses and our ability to potentially achieve profitability will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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
Further, under the new leadership at the HHS under the current administration, agency reorganization, mass layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least ten existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the new administration and FDA commissioner, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the new administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.
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
Initially, there was only one pharmacologic option for the treatment of presbyopia, under the brand Vuity. In April 2025, a second pharmacologic option for the treatment of presbyopia was launched under the brand Qlosi. Marketed by Orasis, Qlosi is the second pilocarpine-based product for the treatment of presbyopia approved by the FDA.
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, as well as tariffs.
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
Further, geo-political actions in the United States and in foreign countries (such as the Russia and Ukraine conflict; retaliatory measures by foreign countries in response to actions by the U.S., in particular, tariffs) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. Many foreign countries could threaten to impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, on March 14, 2025, Brazil enacted Law No. 15.122/2025 (known as the “Economic Reciprocity Law”), which provides a framework that allows for the suspension of obligations related to foreign entity’s intellectual property rights. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
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
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the “IRA”), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges, future lawsuits in view of the Supreme Court’s overturn of the Chevron doctrine, as well as future legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration, including the Department of Government Efficiency, on our company and the pharmaceutical industry as a whole is unclear. In April 2025, the President issued an executive order and an accompanying fact sheet focused on lowering drug prices, but it is unclear what actions will be implemented by the Department of Health and Human Services, CMS, and FDA under the new leadership, and how those actions will impact our industry and our business. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.
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
The market price of our common stock has been, and may continue to be, subject to significant fluctuations. For example, from April 1, 2024 through March 31, 2025, the closing price for our common stock ranged from a low of $14.68 to a high of $37.37 per share. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
On April 9, 2024, we filed a registration statement on Form S-1 to register the offer and sale of 1,297,411 shares of common stock issued in the March 2024 PIPE Financing, and on April 10, 2024, that registration statement was declared effective by the SEC. On April 4, 2025, we filed a post-effective amendment to this registration statement on Form S-3 to convert it into a registration statement on Form S-3, which was subsequently declared effective on April 8, 2025.
Additionally, on July 14, 2024, we entered into the Purchase Agreement for the July 2024 PIPE Financing. Pursuant to the Purchase Agreement, we agreed to sell 1,578,947 shares of the Company’s common stock at a purchase price of $19.00 per share. The gross proceeds of the July 2024 PIPE Financing were $30.0 million. The July 2024 PIPE Financing closed on July 17, 2024. Pursuant to the Purchase Agreement, we filed a registration statement to register the offer and resale of the shares sold in the July 2024 PIPE Financing, and that registration statement was declared effective by the SEC on September 19, 2024. On April 4, 2025, we filed a post-effective amendment to this registration statement on Form S-3 to convert it into a registration statement on Form S-3, which was subsequently declared effective on April 8, 2025.
Initially following the Merger, a significant portion of our securities were restricted from immediate resale and transfers of our securities pursuant to Rule 144 were limited. Holders were able to sell their restricted securities pursuant to Rule 144 without registration beginning March 22, 2025, the date that was one year from the date we filed the Current Report on Form 8-K following the closing of the Merger that included the required Form 10 information that reflected we were no longer a shell company. In addition, we became eligible to use Form S-3 on April 1, 2025, which is 12 full calendar months following the closing of the Merger, and as detailed above we then filed post-effective amendments to each of our prior resale registration statements to convert such registration statements on Form S-3. In addition to these amendments, also on April 4, 2025, we filed an additional resale registration statement on Form S-3 to register certain shares pursuant to registration agreements with certain of our stockholders, which was subsequently declared effective by the SEC on April 14, 2025.
On April 4, 2025, we filed a $500 million shelf registration statement on Form S-3 which became effective April 14, 2025. The shelf registration statement is effective for three years and permits us to sell, from time to time, up to $500 million in aggregate value of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts and/or units. The shelf registration statement is intended to provide us with flexibility to access additional capital when market conditions are appropriate. Included in the $500 million shelf registration on Form S-3, we also filed a prospectus supplement to sell up to an aggregate value of $150 million dollars of our common stock through an “at-the-market” offering.
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
According to SEC guidance, the requirements applicable to reporting shell company business combinations apply to any company that sells or otherwise disposes of its historical assets or operations in connection with or as part of a plan to combine with a non-shell private company in order to convert the private company into a public one. Prior to the completion of the Merger, Graphite had no remaining ongoing development programs and disposed of its legacy technology and intellectual property. As such, we were, and in some cases continue to be, subject to the SEC requirements applicable to reporting shell company business combinations, including that we were not eligible to use a Form S-3 until 12 full calendar months after closing of the Merger and we will be an “ineligible issuer” for three years following the closing of the Merger, which will prevent us from (i) incorporating by reference in our Form S-1 filings, (ii) using a free writing prospectus, or (iii) taking advantage of the well-known seasoned issuer (WKSI) status regardless of our public float.The foregoing SEC requirements may increase our time and cost of raising capital and compliance with securities laws.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities by us during the quarter ended March 31, 2025 that were not previously reported in current reports on Form 8-K filed with the SEC.
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

10.1
Sales Agreement, dated April 4, 2025, between LENZ Therapeutics, Inc. and TD Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed with the SEC on April 4, 2025).

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

Dated: May 7, 2025
	By:	/s/ Evert Schimmelpennink
	Name:	Evert Schimmelpennink
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2025
	By:	/s/ Daniel Chevallard
	Name:	Daniel Chevallard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)