Form 10-Q
period 2025-06-30
LENZ Therapeutics, Inc.
filed 2025-07-30
CIK 1815776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes ☐   No ☒
As of July 24, 2025, 28,522,096 shares of the registrant's common stock were outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
•the likelihood of our clinical trials demonstrating safety and efficacy of our product candidates to the satisfaction of the Food and Drug Administration (“FDA”), and other positive results;
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
i

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
ii

iii

Part I. Financial Information
Item 1. Financial Statements.
LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,608	$20,158
Marketable securities	171,911	188,872
Prepaid expenses and other current assets	3,969	2,773
Restricted cash	114	114
Total current assets	213,602	211,917
Property and equipment, net	1,169	651
Operating lease right-of-use asset	959	1,338
Other assets	1,602	1,398
Total assets	$217,332	$215,304
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,854	$4,257
Accrued liabilities	7,544	6,149
Total current liabilities	10,398	10,406
Operating lease liability, net	569	814
Total liabilities	10,967	11,220
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized; 28,501,715 and 27,531,490 shares issued at June 30, 2025 and December 31, 2024, respectively; and 28,500,122 and 27,518,439 shares outstanding at June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	380,871	348,901
Accumulated deficit	(174,545)	(145,014)
Accumulated other comprehensive income	38	196
Total stockholders’ equity	206,365	204,084
Total liabilities and stockholders’ equity	$217,332	$215,304
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
License revenue	$5,000	$—	$5,000	$—
Total revenue	5,000	—	5,000	—
Operating expenses:
Research and development	9,061	6,945	14,879	17,482
Selling, general and administrative	12,796	7,407	23,909	12,958
Total operating expenses	21,857	14,352	38,788	30,440
Loss from operations	(16,857)	(14,352)	(33,788)	(30,440)
Other income:
Other income	199	1,635	188	287
Interest income	2,246	2,463	4,569	3,251
Total other income, net	2,445	4,098	4,757	3,538
Net loss before income taxes	(14,412)	(10,254)	(29,031)	(26,902)
Income tax expense	500	—	500	—
Net loss	$(14,912)	$(10,254)	$(29,531)	$(26,902)
Other comprehensive loss:
Unrealized loss on marketable securities	(85)	(61)	(158)	(68)
Comprehensive loss	$(14,997)	$(10,315)	$(29,689)	$(26,970)
Net loss per share, basic and diluted	$(0.53)	$(0.40)	$(1.06)	$(1.77)
Weighted-average common shares outstanding, basic and diluted (1)	28,079,071	25,608,594	27,804,112	15,163,103
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1)See Note 2 for further information on weighted-average common shares outstanding.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED AND COMMON STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	27,518,439	$1	$348,901	$(145,014)	$196	$204,084
Exercise of stock options and common warrants	11,630	—	44	—	—	44
Unrealized loss on marketable securities	—	—	—	—	(73)	(73)
Vesting of early exercised stock options	5,594	—	19	—	—	19
Share-based compensation	—	—	2,555	—	—	2,555
Net loss	—	—	—	(14,619)	—	(14,619)
Balance as of March 31, 2025	27,535,663	$1	$351,519	$(159,633)	$123	$192,010
Exercise of stock options	29,003	—	196	—	—	196
Unrealized loss on marketable securities	—	—	—	—	(85)	(85)
Vesting of early exercised stock options	5,593	—	19	—	—	19
Share-based compensation	—	—	2,845	—	—	2,845
Issuance of common stock through at-the-market offerings, net of issuance costs	920,500	—	26,067	—	—	26,067
Exercise of stock warrant	271	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	9,092	—	225	—	—	225
Net loss	—	—	—	(14,912)	—	(14,912)
Balance as of June 30, 2025	28,500,122	$1	$380,871	$(174,545)	$38	$206,365
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

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(29,531)	$(26,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55	23
Loss on impairment of operating right-of-use assets and related property and equipment	82	—
Accretion of discounts on marketable securities	(2,022)	(1,234)
Change in fair value of preferred stock warrants	—	1,047
Share-based compensation expense	5,400	2,544
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,196)	(399)
Accounts payable	(1,628)	(3,955)
Accrued liabilities	1,487	(9,479)
Other assets	(204)	(1,377)
Net cash used in operating activities	(27,557)	(39,732)
Cash flows from investing activities
Purchases of marketable securities	(91,385)	(111,257)
Proceeds from maturities of marketable securities	110,210	31,000
Purchases of property and equipment	(350)	(133)
Net cash provided by (used in) investing activities	18,475	(80,390)
Cash flows from financing activities
Proceeds from issuance of common stock through at-the-market offerings, net of issuance costs	26,067	—
Proceeds from exercises of stock options	240	3,843
Proceeds from issuance of common stock under employee stock purchase plan	225	—
Cash, cash equivalents, and restricted cash acquired in connection with the Merger	—	117,824
Proceeds from issuance of common stock, net of issuance costs	—	49,824
Merger transaction costs	—	(2,360)
Net cash provided by financing activities	26,532	169,131
Net increase in cash, cash equivalents, and restricted cash	17,450	49,009
Cash and cash equivalents, and restricted cash, beginning of the period	20,272	35,140
Cash, cash equivalents, and restricted cash, end of the period	$37,722	$84,149
Supplemental cash flow information
Conversion of Series A, A-1, and B convertible preferred stock to common stock	$—	$137,490
Conversion of Class B convertible common stock to common stock	$—	$5,900
Reclassification of warrant liability to equity	$—	$1,918
Prepaid expenses and other current assets assumed in the Merger	$—	$1,313
Accounts payable and accrued liabilities assumed in the Merger	$—	$2,950
Merger transaction costs included in accounts payable and accrued expenses	$—	$42
Right-of-use assets assumed in the Merger in exchange for operating lease liabilities	$—	$218
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,218
Property and equipment included in accounts payable	$225	$—
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
Liquidity
As of June 30, 2025, the Company has devoted substantially all of its efforts to product development and pre-commercial activities and has not realized product revenue from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of June 30, 2025, had an accumulated deficit of $174.5 million. The Company expects to incur additional losses in the future as it continues its research and development efforts, advances its product candidate through clinical development, seeks regulatory approval for LNZ100, prepares for commercialization, hires additional personnel, protects its intellectual property, and grows its business. The Company may need to raise additional capital to support its continuing operations and pursue its long-term business plan, including the development and commercialization of its product candidate, if approved. Such activities are subject to significant risks and uncertainties.
As of June 30, 2025, the Company had cash, cash equivalents, and marketable securities of $209.6 million, which is available to fund future operations. The Company believes that its existing cash, cash equivalents, and marketable securities as of June 30, 2025 will be sufficient to support operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits its cash primarily in traditional checking and savings accounts and money market funds with a financial institution. Restricted cash of $0.1 million as of June 30, 2025 relates to a security deposit in the form of a letter of credit issued in connection with one of the Company's leases, which expired in March 2025. The security deposit was released and became unrestricted in July 2025.
Marketable Securities
The Company classifies marketable securities as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore classified all marketable securities with maturity dates beyond three months at the date of purchase as current assets in the accompanying condensed consolidated balance sheets. As of June 30, 2025, the Company had no intent to sell any marketable securities prior to maturity. Marketable securities classified as available-for-sale are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield over the life of the instrument. Realized gains and losses are calculated using the specific identification method and recorded as interest income or expense. The Company invests in available-for-sale securities consisting of commercial paper, U.S. Treasury securities, U.S. government agency securities, and corporate debt securities. Available-for-sale securities are classified as marketable securities on the Company's condensed consolidated balance sheets.
Management evaluates whether unrealized losses on available-for-sale marketable securities are the result of credit worthiness of the securities held or other non-credit related factors. If an unrealized loss is the result of credit quality factors, the Company recognizes an allowance reflective of the current estimate of credit losses expected to be incurred over the life of the financial instrument on a specific identification basis upon initial recognition and at each reporting period. If a reduction in value is a result of other factors, losses are recognized within comprehensive loss unless either the Company intends to sell the security or it is more likely than not the Company will be required to sell the security. Based on a review of these marketable securities, the Company concluded none of the unrealized loss is the result of a credit loss as of June 30, 2025, because the Company does not intend to sell these securities, and it is not more-likely-than-not that the Company will be required to sell these securities before the recovery of their amortized cost basis.
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
Research and Development Expenses and Related Prepaid Assets and Accrued Liabilities
Research and development costs are expensed as incurred. Research and development expenses primarily consist of internal research and development expense, including personnel-related expenses (such as salaries, benefits and noncash stock-based compensation) and external research and development expenses incurred under arrangements with vendors conducting research and development services on the Company's behalf, such as contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”).
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
Preferred Stock Warrants Liability
The Company issued freestanding warrants to purchase shares of its Series A convertible preferred stock (“Series A Convertible Preferred”). Prior to the Merger, the Company revalued the warrants at each balance sheet date utilizing an option pricing method that back solved the fair value of the warrants based on recent financing transactions and also considered the enterprise value of the Company when considering potential exit events. Changes in fair value were recognized as increases or reductions to other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The fair value of these warrants were classified as a non-current liability in the condensed consolidated balance sheet since the underlying Series A Convertible Preferred stock was potentially redeemable. Pursuant to the Merger Agreement, the Series A Convertible preferred stock warrants became warrants to purchase shares of the Company's common stock. As a result of the Merger, the warrants no longer met the requirements for liability accounting and, as such, the Company adjusted the value of the warrants to the estimated fair value as of the Merger date and reclassified them to stockholders' equity.
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
Liabilities are provided for tax benefits for which realization is uncertain. Such benefits are only recognized when the underlying tax position is considered more-likely-than-not to be sustained on examination by a taxing authority, assuming they possess full knowledge of the position and facts. Interest and penalties related to uncertain tax positions are recognized in the provision of income taxes. As of June 30, 2025 and December 31, 2024, the Company had incurred no interest or penalties related to uncertain income tax benefits.
The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 and has not recognized interest or penalties in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 or 2024.
Revenue Recognition
The Company evaluates its revenue agreements in accordance with FASB ASC 606, Revenue from Contracts with Customers (ASC 606). ASC 606 requires a five-stage approach, including (i) identification of the contract; (ii) identification of performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price; and (v) recognition of revenue.
Our revenues have consisted of upfront payments for licenses and milestone payments.
License Agreements
We enter into license arrangements with partners that typically include payment to us of one of more of the following: (i) license fees; (ii) payments related to the achievement of developmental, regulatory, or commercial milestones; and (iii) royalties on net sales of licensed products.
As part of the accounting for these arrangements, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligation(s). The stand-alone selling price may include items such as forecasted revenues, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if it can be satisfied at a point in time, or over time. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.
License Fees
If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other performance obligations, we use judgment to assess the nature of the combined performance obligation to determine whether it is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
Milestone Payments
At the inception of each arrangement that includes milestone payments (variable consideration), we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price. If it is probable that a milestone event would occur at the inception of an arrangement, the associated milestone value is included in the transaction price. Milestone payments that are contingent upon the achievement of events that are uncertain or not controllable, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received, and therefore not included in the transaction price. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, we evaluate the probability of achievement of such milestones and any related constraint(s), and if necessary, may adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which could affect license or other revenues and earnings in the period of adjustment.
Royalties
For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our license agreements.
Net Loss Per Share
Basic net loss per share was calculated by dividing net loss attributed to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Stock options, common stock warrants, and 2024 Employee Stock Purchase Plan (“ESPP”) shares to be purchased were considered potentially dilutive to common stock. Prior to the Merger, the convertible preferred stock and Class B convertible common stock were not participating securities, because they did not participate in losses. Stock options, preferred stock warrants, Class A warrants, Class B convertible common stock, and convertible preferred stock were considered potentially dilutive common stock. The Company computed diluted net loss per share attributable to common stockholders after giving consideration to all potentially dilutive common stock outstanding during the period, determined using the treasury-stock and if-converted methods, except where the effect of including such securities was antidilutive. Prior to the Merger, the Company made adjustments to diluted net loss attributed to common stockholders to reflect the reversal of gains on the change in the value of preferred stock warrants liability, assuming conversion of warrants to acquire convertible preferred stock at the beginning of the period or at time of issuance, if later, to the extent that those preferred stock warrants are dilutive. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.

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

Segment Reporting
Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer acts as the CODM. The CODM views the Company’s operations and manages its business as one operating segment operating exclusively in the United States. The Company’s singular focus is on the development and commercialization of innovative therapies to improve vision, and has generated limited revenue since inception. The CODM utilizes consolidated net loss to monitor budgeted versus actual results, and to assess the overall financial performance and operational efficiency of the business. The CODM manages and allocates resources to the operations of the Company on an entity-wide basis using net loss as the primary performance measure. Asset information provided to the CODM is consistent with those reported on the condensed consolidated balance sheets and are attributable to the United States.
The table below shows a reconciliation of the Company's net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP, to the Company's total consolidated net loss in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
License revenue	$5,000	$—	$5,000	$—
Total revenue	5,000	—	5,000	—
Operating expenses:
Research and development expenses(1)	8,334	6,583	13,499	16,926
Selling, general, and administrative expenses(1)	10,678	6,172	19,889	10,970
Share-based compensation expense	2,845	1,597	5,400	2,544
Total operating expenses	21,857	14,352	38,788	30,440
Loss from operations	(16,857)	(14,352)	(33,788)	(30,440)
Other income (expense):
Other income (expense)	199	1,635	188	287
Interest income	2,246	2,463	4,569	3,251
Net loss before income taxes	(14,412)	(10,254)	(29,031)	(26,902)
Income tax expense	500	—	500	—
Net loss	$(14,912)	$(10,254)	$(29,531)	$(26,902)
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
None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.
Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
At June 30, 2025:
Cash equivalents
Money market funds	$35,609	$35,609	$—	$—
Corporate debt securities	1,550	—	1,550	—
Total cash equivalents measured at fair value	$37,159	$35,609	$1,550	$—
Marketable securities
U.S. treasury securities	$51,902	$51,902	$—	$—
Commercial paper	50,548	—	50,548	—
Corporate debt securities	49,005	—	49,005	—
U.S. government agency securities	18,444	—	18,444	—
Asset-backed securities	2,012	—	2,012	—
Total marketable securities measured at fair value	$171,911	$51,902	$120,009	$—

At December 31, 2024:
Cash equivalents
Money market funds	$17,693	$17,693	$—	$—
U.S. government securities	999	—	999	—
U.S. treasury securities	997	997	—	—
Total cash equivalents measured at fair value	$19,689	$18,690	$999	$—
Marketable securities
Commercial paper	$58,823	$—	$58,823	$—
U.S. treasury securities	46,309	46,309	—	—
Corporate debt securities	43,669	—	43,669	—
U.S. government agency securities	40,071	—	40,071	—
Total marketable securities measured at fair value	$188,872	$46,309	$142,563	$—

The following table presents the amortized cost and estimated fair market value of our cash equivalents and marketable securities as of the dates presented (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$35,609	$—	$—	$35,609
Corporate debt securities	1,550	—	—	1,550
Marketable securities:
U.S. treasury securities	$51,865	$42	$(5)	$51,902
Commercial paper	50,563	5	(20)	50,548
Corporate debt securities	48,992	17	(4)	49,005
U.S. government agency securities	18,440	8	(4)	18,444
Asset-backed securities	2,013	—	(1)	2,012
Totals	$209,032	$72	$(34)	$209,070

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$17,693	$—	$—	$17,693
U.S. government securities	999	—	—	999
U.S. treasury securities	997	—	—	997
Marketable securities:
Commercial paper	$58,798	$56	$(31)	$58,823
U.S. treasury securities	46,231	80	(2)	46,309
Corporate debt securities	43,634	49	(14)	43,669
U.S. government agency securities	40,013	60	(2)	40,071
Totals	$208,365	$245	$(49)	$208,561
The following table presents available-for-sale securities by contractual maturity date as of June 30, 2025 (in thousands):

	June 30, 2025
	Amortized Cost	Estimated Fair Value
Due in one year or less	$157,218	$157,228
Due after one year	14,655	14,683
Total	$171,873	$171,911

As of June 30, 2025, fifty-one of the Company's marketable securities with a fair market value of $70.7 million were in an immaterial aggregate gross unrealized loss position; these fifty-one marketable securities have all been in a gross unrealized loss position for less than one year. Based on a review of these marketable securities, the Company believes none of the unrealized loss is the result of a credit loss as of June 30, 2025, because the Company does not intend to sell these securities, and it is not more-likely-than-not that the Company will be required to sell these securities before the recovery of their amortized cost basis. Refer to Note 2 for further discussion on the Company's evaluation of unrealized losses on available-for-sale securities. Accrued interest receivable on marketable securities was $1.3 million and $1.1 million at June 30, 2025 and December 31, 2024, respectively, and was recorded within prepaid expenses and other current assets in the condensed consolidated balance sheets. We did not write off any accrued interest receivables for the six months ended June 30, 2025 and 2024.
The Company did not transfer any assets measured at fair value on a recurring basis between levels during the six months ended June 30, 2025 and 2024.

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
No fair value liabilities exist as of June 30, 2025. Upon completion of the Merger, the preferred stock warrants became exercisable into shares of common stock and will no longer continue to be remeasured at each reporting date. Refer to Note 2 for further discussion on the valuation of the preferred stock warrants liability.
Equity investment without a readily determinable fair value
In conjunction with the Merger, the Company obtained an investment in common stock of an unfunded privately held, pre-clinical life sciences company, which the Company initially carried at no value. In May 2024, the private company executed a seed funding round (“Seed Financing”), which triggered an anti-dilution provision under the License and Option Agreement (“Option Agreement”), resulting in the issuance of additional shares of common stock. The Company identified the Seed Financing as an observable price change under the measurement alternative, and adjusted the equity investment from zero to an estimated fair value of $1.3 million at the time of the Seed Financing. In May 2025, the private company executed an extension of the initial seed funding round (“Seed Extension”), which the Company identified as an observable price change under the measurement alternative, and resulted in a $0.2 million increase in the fair value of the equity investment. There were no other upward or downward adjustments to the carrying value of the Company's investment without a readily determinable fair value during the three and six months ended June 30, 2025 and 2024.
5.    Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued payroll and related expenses	$2,941	$3,564
Research and development accrued expenses	2,208	808
Sales, general, and administrative accrued expenses	1,776	1,109
Operating lease liability, current portion	482	567
Other accrued liabilities	137	101
Total accrued liabilities	$7,544	$6,149

6.    Commitments and Contingencies
Operating Leases
Commencing on April 1, 2022, LENZ OpCo entered into a lease agreement for office space in Del Mar, California, which was subsequently amended to expand the office space leased and extend the term (the “Del Mar lease”). In April 2024, the Company entered into a lease agreement for office space in Solana Beach, California (the “Lomas lease”). As of June 30, 2025, the weighted average remaining lease term was 2.0 years, and the weighted average discount rate used to determine the right-of-use assets and corresponding operating lease liabilities was 7.7%. Cash paid for operating leases approximated rent expense for the periods presented.

Maturities of the Company's operating lease liabilities as of June 30, 2025 are as follows (in thousands):

2025	$274
2026	511
2027	361
Total undiscounted lease payments	1,146
Less: present value adjustment	(95)
Operating lease liabilities	$1,051
Rent expense for the three months ended June 30, 2025 and 2024 was $0.1 million and less than $0.1 million, respectively, and $0.3 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.
Legal Proceedings
From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. The Company is not currently a party to or aware of any proceedings that it believes will have, individually or in the aggregate, a material adverse effect on it's business, financial condition or results of operations.
Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2025 and December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
7.    Stockholders' Equity
Convertible Preferred Stock
Immediately prior to the closing of the Merger, LENZ OpCo had authorized 53,761,506 shares of preferred stock with a par value of $0.001, and there were 21,977,282 shares of Series A Convertible Preferred, 2,950,548 shares of Series A-1 convertible preferred stock (“Series A-1 Convertible Preferred”), and 28,019,181 shares of Series B convertible preferred stock (“Series B Convertible Preferred”) issued and outstanding. Immediately prior to the closing of the Merger, the total liquidation preference of issued and outstanding Series A Convertible Preferred, Series A-1 Convertible Preferred, and Series B Convertible Preferred was $47.3 million, $10.0 million, and $83.5 million, or $2.15 per share, $3.3892 per share, and $2.9801 per share, respectively.
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
On July 14, 2024, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) for a private placement with Ridgeback Capital Investment, L.P. (“July 2024 PIPE Financing”). Pursuant to the Purchase Agreement,
the Company agreed to sell 1,578,947 shares of the Company’s common stock, par value $0.00001 per share, at a purchase price of $19.00 per share. The gross proceeds of the July 2024 PIPE Financing were $30.0 million. The July 2024 PIPE
Financing closed on July 17, 2024.
On April 4, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) under which we may offer and sell up to $150.0 million of shares of our common stock from time to time through an “at the market” offering program under which TD Cowen will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, TD Cowen may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to the Company’s shelf registration statement on Form S-3, including the prospectus supplement contained therein, which was declared effective by the SEC on April 14, 2025. During the three and six months ended June 30, 2025, the Company sold an aggregate of 920,500 shares of common stock at a weighted-average price of $28.75 under the Sales Agreement, resulting in net proceeds of $26.1 million. As of June 30, 2025, the Company had $123.5 million of capacity remaining under the Sales Agreement.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Other than the special dividend paid by Graphite immediately prior to the close of the Merger, no dividends have been declared or paid by the Company through June 30, 2025, and any such dividends are not cumulative.
Common stock reserved for future issuance consist of the following:

June 30, 2025
Common stock options granted and outstanding	3,888,145
Shares available for issuance under incentive plans	1,952,105
Shares available for issuance under the ESPP	517,217
Warrants to purchase common stock	164,252
Restricted stock units granted and outstanding	29,740
Total	6,551,459
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
Share-Based Compensation
Share-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling, general and administrative	$2,118	$1,235	$4,020	$1,988

Research and development	727	362	1,380	556
Total	$2,845	$1,597	$5,400	$2,544
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

	June 30,
	2025	2024
Common stock options granted and outstanding	3,888,145	3,005,809
Warrants to purchase common stock	164,252	164,676
Restricted stock units granted and outstanding	29,740	—
ESPP shares to be purchased	4,791	—
Total	4,086,928	3,170,485
9.     License Agreements
CORXEL License and Collaboration Agreement
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
The Company assessed the promises made under the CORXEL License and concluded the CORXEL License comprises a single performance obligation providing the right to use functional intellectual property. The $15.0 million transaction price allocated to that single performance obligation was recognized on completion of the transfer of the CORXEL License during the year ended December 31, 2022. No contractual milestones were met under the CORXEL License during the six months ended June 30, 2025 or 2024. In July 2025, a regulatory milestone was achieved upon the submission of the NDA for LNZ100 to the National Medical Products Administration (“NMPA”) in Greater China for the treatment of presbyopia.
Lotus Pharmaceutical Co., LTD. License and Commercialization Agreement
On May 7, 2025 the Company entered into a license and commercialization agreement providing an exclusive license (the “Lotus License”) to certain of the Company's IP to commercialize LNZ100 for the treatment of presbyopia in humans in the Republic of Korea, the Kingdom of Thailand, Republic of the Philippines, the Socialist Republic of Vietnam, Malaysia, Negara Brunei Darussalam, the Republic of Indonesia, and the Republic of Singapore (collectively, “Southeast Asia”). Under the terms of the Lotus License, the Company received a $5.0 million nonrefundable, non-creditable upfront payment, which represents the transaction price at inception, and is eligible to receive up to $120.0 million of regulatory and sales milestones, as well as tiered, double-digit royalties on future net sales in Southeast Asia. Additional consideration to be paid to the Company upon reaching regulatory and sales milestones is excluded from the transaction price. Future milestone payments are fully contingent as the risk of significant revenue reversal will only be resolved depending on future regulatory approval and sales level outcomes. The sales-based royalty fee qualifies for the royalty constraint exception and does not require an estimate of the future transaction price. The sales-based royalty fee is considered variable consideration and will be recognized as revenue as such sales occur, if any.
The Company assessed the promises made under the Lotus License and concluded the Lotus License comprises a single performance obligation providing the right to use functional intellectual property. The $5.0 million transaction price allocated to that single performance obligation was recognized upon transfer of the Lotus License during the three months ended June 30, 2025. The upfront payment was subject to a withholding tax in the Republic of Singapore, which the Company recorded as income tax expense during the three and six months ended June 30, 2025. Such withholding may be eligible to be recovered against future taxable income in the United States in the form of a foreign tax credit. No regulatory or sales milestones were met under the Lotus License during the three months ended June 30, 2025.
10.     Related Party Transactions
Through the Subscription Agreement and March 2024 PIPE Financing executed in conjunction with the Merger, the Company issued 3,343,330 shares to investors that had designated members on the Company's board of directors.
A member of the Company’s board of directors currently serves as a member of the board of directors of one of the Company’s vendors, and has served in that capacity since 2023. LENZ OpCo entered into a Master Services Agreement with this vendor in September 2023 to provide manufacturing services. Accordingly, the Company considers the vendor to be a related party. Fees incurred for services performed by the vendor for the three months ended June 30, 2025 and 2024 were $0.4 million and $0.1 million, respectively, and $0.7 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively, and were charged to research and development expenses. The Company had $0.3 million and $0.1 million due to the vendor within accounts payable as of June 30, 2025 and December 31, 2024, respectively.
11.     Subsequent Events
Laboratoires Théa License and Commercialization Agreement
On July 7, 2025, the Company entered into a license and commercialization agreement providing an exclusive license (the “Théa License”) to register and commercialize LNZ100 for the treatment of presbyopia in Canada. Under the terms of the Théa License, the Company is eligible to receive up to $70.0 million in upfront, regulatory and commercial milestone payments, as well as tiered, double-digit royalties on future net sales in Canada.
One Big Beautiful Bill Act
The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025 and the Company continues to evaluate the impact on its financial position. The OBBBA is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of LENZ’s consolidated results of operations and financial condition. The discussion should be read together with the condensed consolidated financial statements and the accompanying notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. LENZ’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” as set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Our lead product candidate LNZ100 is a preservative-free, single-use, once-daily eye drop containing aceclidine. We believe our product candidate is differentiated based on rapid onset, degree and duration of near vision improvement, its ability to be used across the full age range of presbyopes, from their mid-40s to well into their mid-70s, as well as a broad refractive range. Aceclidine’s pupil-selective mechanism of action was demonstrated in our clinical trials where near vision improved while avoiding blurry distance vision. Our product candidate was well-tolerated in clinical trials, and its active ingredient aceclidine has a favorable tolerability profile that have been well-established empirically. LNZ100 has patent protection until 2044 in the United States, at a minimum, due to a robust intellectual property portfolio underpinned by issued patents.
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
Our other product candidate LNZ101, a preservative-free eye drop containing aceclidine and brimonidine, showed similar results, including achieving primary and secondary endpoints in both CLARITY 1 and 2, but did not show superiority to LNZ100. Based on these results, we selected LNZ100 as our lead product candidate, for which we submitted a New Drug Application (“NDA”) to Food and Drug Administration (“FDA”) in August 2024. In October 2024, the FDA assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of August 8, 2025, which, if approved, will be immediately followed by a commercial launch in the United States, with the product anticipated to be available in the market in the fourth quarter of 2025. The FDA notified the Company in its letter to notify its acceptance to review the NDA that they do not plan to hold an advisory committee meeting, which was reiterated during the mid-cycle and late-cycle review. We believe that LNZ100 could be the first and only aceclidine-based product approved by the FDA and would then be eligible for five years of new chemical entity (“NCE”) exclusivity in the United States.
As of June 30, 2025, we had $209.6 million of cash, cash equivalents, restricted cash, and marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2025 will allow us to continue to build infrastructure and commercialize LNZ100, subject to FDA approval, and will be sufficient to fund the Company to positive operating cash flow subsequent to such commercial launch. We do not expect to generate any revenue from product sales unless and until we successfully obtain regulatory approval for LNZ100. We have incurred net losses in each year since inception, and as of June 30, 2025, we had an accumulated deficit of $174.5 million. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses as we seek FDA approval and begin commercialization. These costs include expenses associated with the regulatory approval process and, subject to such approval, preparation for the potential commercial launch of LNZ100, subject to FDA approval. Additionally, we anticipate incurring expenses related to product sales, marketing, manufacturing, and distribution, and additional costs associated with being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements. As a result of these and other factors, while we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2025 will fund the Company to positive operating cash flow subsequent to commercial launch, if LNZ100 is approved, it is possible that we may require additional financing to fund our operations and planned growth.
Through the completion of the Merger, LENZ OpCo financed its operations primarily through private placements of its common stock and convertible preferred stock. Concurrent with the closing of the Merger on March 21, 2024, we completed the March 2024 PIPE Financing of 3,559,565 shares of common stock for an aggregate gross purchase price of $53.5 million. Additionally, on July 17, 2024, we completed a private placement (the “July 2024 PIPE Financing”) with Ridgeback Capital Investments, L.P. of 1,578,947 shares of common stock for an aggregate gross purchase price of $30.0 million. The Company has also sold an aggregate of 920,500 shares of common stock under the sales agreement with TD Securities (USA) LLC, resulting in net proceeds to the Company of $26.1 million.
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

License Agreements
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
The $15.0 million upfront payments allocated to that single performance obligation was recognized on execution of the CORXEL License during the year ended December 31, 2022. No contractual milestones were met under the CORXEL License during the six months ended June 30, 2025 or 2024.
On October 27, 2024, CORXEL and the Company announced positive topline data from the Phase 3 JX07001 clinical trial of LNZ100 in patients with presbyopia in China. In this China Phase 3 safety and efficacy trial, LNZ100 achieved the primary endpoint and key secondary endpoints, with statistically significant three-lines or greater improvement in Best Corrected Distance Visual Acuity (“BCDVA”) at near, without losing one-line or more in distance visual acuity. In July 2025, a regulatory milestone was achieved upon the submission of the NDA for LNZ100 to the National Medical Products Administration (“NMPA”) in Greater China for the treatment of presbyopia.
Lotus Pharmaceutical Co., LTD. License and Commercialization Agreement
On May 7, 2025 the Company entered into a license and commercialization agreement providing an exclusive license (the “Lotus License”) to certain of the Company's IP to commercialize LNZ100 for the treatment of presbyopia in humans in the Republic of Korea, the Kingdom of Thailand, Republic of the Philippines, the Socialist Republic of Vietnam, Malaysia, Negara Brunei Darussalam, the Republic of Indonesia, and the Republic of Singapore (collectively, “Southeast Asia”). Under the terms of the Lotus License, the Company received a $5.0 million nonrefundable, non-creditable upfront payment, and is eligible to receive up to $120.0 million of regulatory and sales milestones, as well as tiered, double-digit royalties on future net sales in Southeast Asia.
Laboratoires Théa License and Commercialization Agreement
On July 7, 2025, the Company entered into a license and commercialization agreement providing an exclusive license (the “Théa License”) to register and commercialize LNZ100 for the treatment of presbyopia in Canada. Under the terms of the Théa License, the Company is eligible to receive up to $70.0 million in upfront, regulatory and commercial milestone payments, as well as tiered, double-digit royalties on future net sales in Canada.
Key Trends and Factors Affecting Comparability Between Periods
•Our research and development costs increased during the three months ended June 30, 2025, relative to the comparative period in 2024 due to an increase in pre-approval and contingent product manufacturing to support the potential commercial launch of LNZ100, which is recorded in research and development prior to approval. Our research and development costs decreased during the six months ended June 30, 2025, relative to the six months ended June 30, 2024, primarily as a result of reduced clinical research expenses related to the substantial completion of our Phase 3 CLARITY trials in March 2024. We expect our research and development costs will decrease in 2025, relative to 2024, given the completion of the CLARITY trials and subsequent wind-down of clinical activities over 2024.

•We expect that selling, general and administrative expenses will continue to increase in 2025, relative to 2024, as we have built a cross-functional commercial team consisting of marketing and commercial operations and will continue to strategically build our sales and commercial infrastructure with capabilities designed to scale when necessary to support a potential commercial launch of LNZ100, subject to FDA approval. These expenses increased during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, and we expect such expenses to continue to increase for the foreseeable future.
•License revenue increased during the three and six months ended June 30, 2025 relative to the three and six months ended June 30, 2024 as a result of an upfront payment received under the Lotus License. The Company may generate future revenue from additional license and collaboration agreements to commercialize LNZ100 outside the U.S. The Company has not recorded any product sales revenue for the periods presented.
Recent Developments
Hiring of Sales Force
During the three months ended June 30, 2025, we recruited and hired eighty-eight sales specialists, who, combined with our inside sales team, are expected to target approximately 15,000 eye care professionals. Our sales force has completed onboarding activities in anticipation of a potential commercial launch of LNZ100, subject to FDA approval.
Recently Executed License Agreements
The Company executed two additional license agreements to out-license the commercialization rights for LNZ100 in the Republic of Korea and certain countries in Southeast Asia to Lotus Pharmaceutical Co., LTD., and to Laboratoires Théa in Canada. Under these licensing agreements, the Company is eligible to receive up to $195 million in upfront, regulatory and commercial milestone payments, as well as tiered, double-digit royalties on future net sales in the respective contractual territories.
CORXEL New Drug Application Submission
In July 2025, a regulatory milestone was achieved upon the submission of the NDA for LNZ100 to the NMPA in Greater China for the treatment of presbyopia.
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
Components of Statements of Operations and Comprehensive Loss
Revenue
LENZ currently has no products approved for sale, and it has not generated any revenue from product sales to date. It has generated revenue related to various license and collaboration agreements, and in the future may generate revenue from payments received under licenses or collaboration agreements LENZ may enter into with respect to its product candidate.
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
Other Income, Net
Other income, net consists of interest income earned on cash, cash equivalents, and short-term investments, changes in the fair value of long-term investments due to observable price changes in orderly transactions for an identical or similar investment, and the change in fair value of preferred stock warrants liability. Upon completion of the Merger, the preferred stock warrants became exercisable into shares of common stock and will no longer continue to be remeasured at each reporting date.
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table presents the results of operations for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
License revenue	$5,000	$—	$5,000	N/A
Research and development expenses	9,061	6,945	2,116	30%
Selling, general and administrative expenses	12,796	7,407	5,389	73%
Other income, net	2,445	4,098	(1,653)	(40)%
License Revenue
License revenue increased during the three months ended June 30, 2025 due to revenue recognized from the upfront payment under the Lotus License. There was no license revenue in the three months ended June 30, 2024.
Research and Development
Research and development expenses incurred for the three months ended June 30, 2025 were primarily driven by pre-approval and contingent product manufacturing activities to support the potential commercial launch of LNZ100, which is recorded in research and development prior to approval, while research and development expenses for the three months ended June 30, 2024 were substantially all related to the development of LNZ100 in our Phase 3 CLARITY trials.
Research and development expenses increased by $2.1 million, or 30%, to $9.1 million for the three months ended June 30, 2025 compared to $6.9 million for the three months ended June 30, 2024. The increase was primarily driven by increases of $2.5 million in non-clinical regulatory and chemistry, manufacturing, and control (“CMC”) expenses and $0.2 million in travel related expenses, partially offset by a $0.7 million decrease in regulatory consulting costs as we ramped up regulatory activities in the prior year in advance of our NDA submission.
Selling, General and Administrative
Selling, general and administrative expenses increased $5.4 million, or 73%, to $12.8 million for the three months ended June 30, 2025 compared to $7.4 million for the three months ended June 30, 2024. The change was primarily driven by increases of $3.9 million in employee salaries and related expenses due to a rise in headcount, including the hiring of eighty-eight sales specialists, and $1.4 million in pre-commercial marketing, advertising and sales infrastructure expenses as we prepare for a potential commercial launch of LNZ100, subject to FDA approval.

Other Income, net
Other income, net for the three months ended June 30, 2025, was $2.4 million, compared to $4.1 million for the three months ended June 30, 2024. Interest income earned on our cash, cash equivalents, and marketable securities were materially consistent in the comparative periods. During the three months ended June 30, 2024, we recorded other income of $1.3 million due to a change in the fair value of the Company’s equity investment without a readily determinable fair value.
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table presents the results of operations for the periods indicated (amounts in thousands, except percentages):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
License revenue	$5,000	$—	$5,000	N/A
Research and development expenses	14,879	17,482	(2,603)	(15)%
Selling, general and administrative expenses	23,909	12,958	10,951	85%
Other income, net	4,757	3,538	1,219	34%
License Revenue
License revenue increased during the six months ended June 30, 2025 due to revenue recognized from the upfront payment under the Lotus License. There was no license revenue in the six months ended June 30, 2024.
Research and Development
Research and development expenses incurred for the six months ended June 30, 2025 were primarily driven by pre-approval and contingent product manufacturing activities to support the potential commercial launch of LNZ100, while research and development expenses incurred for the six months ended June 30, 2024 were substantially all related to the development of LNZ100 in our Phase 3 CLARITY trials.
Research and development expenses decreased $2.6 million, or 15%, to $14.9 million for the six months ended June 30, 2025 compared to $17.5 million for the six months ended June 30, 2024. The decrease was primarily driven by a $6.1 million decrease in clinical and nonclinical research expense for our clinical trials, and a $1.0 million decrease in contract regulatory consulting expenses associated with the prior period preparation and filing of our NDA for LNZ100. The decrease was partially offset by a $2.4 million increase in employee salaries and related expenses due to increased non-clinical regulatory and CMC headcount, a $1.6 million increase in contract manufacturing expenses, and a $0.3 million increase in travel expenses.
Selling, General and Administrative
Selling, general and administrative expenses increased $11.0 million, or 85%, to $23.9 million for the six months ended June 30, 2025 compared to $13.0 million for the six months ended June 30, 2024. Increases in the comparative period included $6.6 million in employee salaries and related expenses due to a rise in headcount, $3.2 million in pre-commercial marketing, advertising and sales infrastructure as we expanded our pre-commercial planning initiatives for a potential commercial launch of LNZ100, subject to FDA approval, and $0.7 million in travel expenses.
Other Income, net
Other income, net for the six months ended June 30, 2025, was $4.8 million, compared to $3.5 million for the six months ended June 30, 2024. Interest income earned on our cash, cash equivalents, and marketable securities increased by $1.3 million as a result of an overall increase in cash on-hand in 2025 over the comparative period. During the six months ended June 30, 2024, we recorded a $1.0 million charge due to an increase in the fair value of the preferred stock warrants liability, resulting in a non-recurring, non-cash charge at the close of the Merger, and $1.3 million in other income related to an increase in the fair value of the Company's equity investment without a readily determinable fair value.

Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2025, we had $209.6 million of cash, cash equivalents, restricted cash, and marketable securities. We have incurred net losses in each year since inception and as of June 30, 2025, we had an accumulated deficit of $174.5 million. Our net losses were $14.9 million and $10.3 million for the three months ended June 30, 2025 and 2024, respectively, and $29.5 million and $26.9 million for the six months ended June 30, 2025 and 2024, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses as we seek approval and pursue the potential commercialization of LNZ100. These costs include expenses associated with the regulatory approval process for LNZ100, and the preparation for the potential commercial launch of our product, subject to FDA approval.
From inception through June 30, 2025, we received funding of $13.0 million from our initial seed financing, $47.0 million from the sale of Series A Convertible Preferred stock, $10.0 million from the sale of Series A-1 Convertible Preferred Stock, gross proceeds of $83.5 million from the sale of Series B Convertible Preferred stock, approximately $117.8 million in cash and cash equivalents from the Merger, approximately $53.5 million in gross cash proceeds from the March 2024 PIPE Financing, and $30.0 million in gross cash proceeds from the July 2024 PIPE Financing.
On April 4, 2025, we entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) under which we may offer and sell up to $150.0 million of shares of our common stock from time to time through an “at the market” offering program under which TD Cowen will act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, TD Cowen may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to our shelf registration statement on Form S-3, including the prospectus supplement contained therein, which was declared effective by the SEC on April 14, 2025. During the three and six months ended June 30, 2025, the Company sold an aggregate of 920,500 shares of common stock at a weighted-average price of $28.75 under the Sales Agreement, resulting in net proceeds of $26.1 million. As of June 30, 2025, the Company had $123.5 million of capacity remaining under the Sales Agreement.
Funding Requirements
We believe that our cash, cash equivalents, and marketable securities as of June 30, 2025 will allow us to continue to build infrastructure and commercialize LNZ100, subject to FDA approval, and such funds are anticipated to fund the Company to positive operating cash flow subsequent to such commercial launch. This belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than expected. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than currently anticipated, and we may need to seek additional funds sooner than planned.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(27,557)	$(39,732)
Investing activities	18,475	(80,390)
Financing activities	26,532	169,131
Net increase in cash and cash equivalents	$17,450	$49,009
Net Cash Used in Operating Activities
Net cash used in operating activities primarily results from net loss adjusted for non-cash expenses, changes in working capital components, amounts due to contract research organizations to conduct our clinical programs, manufacturing of drug product and employee-related expenditures for research and development and selling, general and administrative activities. Cash flows from operating activities will continue to be impacted by spending to develop and pursue regulatory approval for LNZ100 and commercialization activities, if approval is obtained, and will also be impacted by any potential future revenue from commercialization activities and licensing arrangements. Cash flows will also continue to be affected by other operating and general administrative activities, including operating as a public company.
For the six months ended June 30, 2025, cash used in operating activities was $27.6 million and resulted from a net loss of $29.5 million, in addition to a $1.2 million increase in operating assets, offset by $3.5 million in non-cash adjustments primarily driven by share-based compensation expense.
For the six months ended June 30, 2024, cash used in operating activities was $39.7 million primarily resulting from a net loss of $26.9 million in addition to a $13.4 million cash outflow from the payment of accounts payable and accrued liabilities associated with the Merger and accrued clinical activities, offset by $1.0 million in non-cash adjustments primarily driven by share-based compensation expense and the change in the fair value of preferred warrants.
Net Cash Provided by Investing Activities
Cash provided by investing activities for the six months ended June 30, 2025 was $18.5 million, primarily due to $110.2 million in proceeds from maturities of marketable securities, and partially offset by $91.4 million of purchases of marketable securities and $0.4 million in purchases of property and equipment.
Cash used in investing activities for the six months ended June 30, 2024 was $80.4 million, primarily due to $111.3 million of purchases of marketable securities, and partially offset by $31.0 million in proceeds from maturities of marketable securities.
Net Cash Provided by Financing Activities
Cash provided by financing activities for the six months ended June 30, 2025 was primarily driven by $26.1 million in net proceeds from common stock sold under the Sales Agreement.

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
We are also a “smaller reporting company” because the market value of our stock held by non-affiliates was less than $700 million as of June 30, 2025 and the Company's annual revenue was less than $100 million during the fiscal year ended December 31, 2024. We may continue to be a smaller reporting company in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of the last day of the most recently completed second quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of the last day of the most recently completed second quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We do not have any products approved for sale, we have not generated any revenue from the sale of products, we have incurred significant net losses since the company’s formation and have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, common stock, and the Merger. Our net losses were $14.9 million and $10.3 million for the three months ended June 30, 2025 and 2024, respectively, and $29.5 million and $26.9 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $174.5 million. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses and our ability to potentially achieve profitability will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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
Further, under the new leadership at the HHS under the current administration, agency reorganization, mass layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least ten existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include implementation of Elsa, a generative AI tool, across all centers at the agency, announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, and the announcement of a new Commissioner’s National Priority Voucher program to companies supporting certain U.S. national health priorities and interests. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and FDA commissioner, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, return-to-office policies and other executive actions by the current administration, changes in the leadership of the FDA, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
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
In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. Further, the current administration, including changes in the leadership at the FDA and other federal agencies, may issue new policies and regulations that can impact the compliance status of our product candidate. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.
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
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the “IRA”), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. If HHS begins to set most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, that can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges, as well as future legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration, including the Department of Government Efficiency, on our company and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.
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
We have entered into license and collaboration agreements with various partners and depend on these partners to develop and commercialize products within the territories referenced in the respective license and collaboration agreements. We have limited control over how our partners will conduct development and commercialization activities for LNZ100 or LNZ101.
In April 2022, we entered into the CORXEL License, pursuant to which we granted CORXEL an exclusive license to certain of our intellectual property rights to develop, use, import, and sell products containing LNZ100 or LNZ101 (“LNZ Products”) for the treatment of presbyopia in humans in mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan (collectively, “Greater China”) and the first right of negotiation for CORXEL to license any other product that we develop or commercialize containing aceclidine or brimonidine for uses outside of the treatment of presbyopia in Greater China. Under the terms of the CORXEL License, we shall refrain from developing or commercializing any competing product, or knowingly enabling a third party to develop or commercialize a product containing aceclidine or brimonidine that would reasonably be expected to result in off-label sales of such products, for the treatment of presbyopia in humans in Greater China. We have entered into similar agreements with Lotus Pharmaceutical Co., Ltd. (“Lotus”) to commercialize LNZ100 in the Republic of Korea and certain countries in Southeast Asia (the “Lotus License”), and with Laboratoires Théa (“Laboratoires Théa,” and together with CORXEL and Lotus, our “License Partners”) to commercialize LNZ100 in Canada (the “Théa License” and together with the CORXEL License and the Lotus License, the “License Agreements,” and the territories covered by the License Agreements, the “Licensed Territories”).

As a result of the License Agreements, we are dependent upon our License Partners for the development, regulatory, and commercialization activities for LNZ Products in the Licensed Territories and we have limited control over the amount and timing of resources that our License Partners devote to such activities. In addition, payments associated with development, regulatory and commercial milestones that we may be eligible to receive, as well as royalties, will be dependent upon further advancement of LNZ Products by our License Partners. If these milestones are not met and no LNZ Products are commercialized in the Licensed Territories, we will not receive future revenue from the License Agreements. Our License Partners may fail to develop or effectively commercialize any LNZ Product for a variety of reasons and the License Agreements subject us to a number of risks, including:
•our License Partners may not commit sufficient resources to the development, regulatory approval, marketing, or distribution of any LNZ Product;
•our License Partners may be unable to successfully complete the clinical development of any LNZ Product or obtain all necessary approvals from foreign regulatory agencies in any of the Licensed Territories required to market any LNZ Product;
•our License Partners may develop or commercialize (or attempt to develop or commercialize) an LNZ Product in a manner that may adversely impact our development or commercialization of either such product candidate and/or future product candidates outside of such collaboration, including for example (1) the risk that any clinical trials conducted by our License Partners may result in unfavorable safety or efficacy results that negatively impact our ability to obtain regulatory approval of our products in jurisdictions outside the Licensed Territories and (2) the risk that, if approved and commercialized, patients report that the products developed by our License Partners are not effective, or not effective for long enough, and it negatively impacts our ability to market any products outside the Licensed Territories, if approved;
•our License Partners may not properly maintain our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
•our License Partners may terminate the respective agreements with us prior to completing development or commercialization of any LNZ Product under the collaboration, in whole or in part, adversely impacting the potential approval and our revenue from the licensed product;
•our License Partners may fail to manufacture any applicable LNZ Product in compliance with requirements of applicable foreign regulatory agencies and in commercial quantities sufficient to meet market demand;
•there may be disputes between us and our License Partners, including disagreements regarding the License Agreements, that may result in (1) the delay or prevention of the achievement of development, regulatory and commercial objectives that would result in milestone payments, (2) the delay or termination of the development or commercialization of any LNZ Product in the Licensed Territories, costly litigation or arbitration that diverts our management’s attention and resources and/or termination of the underlying agreement;
•our License Partners may not comply with applicable regulatory guidelines with respect to developing or commercializing any LNZ Product, which could adversely impact the development of or sales thereof, either in the Licensed Territories or (depending on the scope of the noncompliant activities) by us in other jurisdictions, and could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production and refusal to approve any new drug applications;
•our License Partners may experience financial difficulties; and
•business combinations or significant changes in the business strategy of our License Partners may also adversely affect their ability to perform obligations under each respective License Agreement.
If our License Partners do not perform in the manner we expect or fulfill their responsibilities in a timely manner, or at all, the development, regulatory approval, and commercialization efforts related to an LNZ Product in the Licensed Territories could be delayed and it may be necessary for us to either assume the responsibility at our own expense for the development of LNZ Products in the Licensed Territories or seek out a different collaboration partner for such efforts. In that event, our potential to generate future revenue from the Licensed Territories could be significantly reduced and our business could be materially and adversely harmed.

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
We have and expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales and marketing and finance and accounting. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert or stretch our management and business development resources in a way that we may not anticipate. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
The market price of our common stock has been, and may continue to be, subject to significant fluctuations. For example, from April 1, 2024 through June 30, 2025, the closing price for our common stock ranged from a low of $14.68 to a high of $37.37 per share. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on the company’s behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or employees to the company or its stockholders; (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our bylaws (including their interpretation, validity or enforceability); or (iv) any action asserting a claim governed by the internal affairs doctrine. Unless we consent in writing to the selection of an alternate forum, the United States federal district courts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933 (the “Securities Act”). In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to these exclusive forum provisions. The forum selection provisions in our bylaws may limit our stockholders’ ability to litigate disputes with us in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against the company and its directors, officers and employees, even though an action, if successful, might benefit the company’s stockholders. In addition, these forum selection provisions may impose additional litigation costs for stockholders who determine to pursue any such lawsuits against the company or its directors, officers or employees.
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
According to SEC guidance, the requirements applicable to reporting shell company business combinations apply to any company that sells or otherwise disposes of its historical assets or operations in connection with or as part of a plan to combine with a non-shell private company in order to convert the private company into a public one. Prior to the completion of the Merger, Graphite had no remaining ongoing development programs and disposed of its legacy technology and intellectual property. As such, we were, and in some cases continue to be, subject to the SEC requirements applicable to reporting shell company business combinations, including that we were not eligible to use a Form S-3 until 12 full calendar months after closing of the Merger and we will be an “ineligible issuer” for three years following the closing of the Merger, which will prevent us from (i) incorporating by reference in our Form S-1 filings, (ii) using a free writing prospectus, or (iii) taking advantage of the well-known seasoned issuer (WKSI) status regardless of our public float. The foregoing SEC requirements may increase our time and cost of raising capital and compliance with securities laws.
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
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or our stockholders. We continually assess the impact of various tax reform proposals in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we will make about our future taxable income. For example, legislation commonly known as the “One Big Beautiful Bill” (OBBB) was enacted in July 2025 and we are evaluating the tax impact of OBBB to us. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. Such changes, among others, may adversely affect our effective tax rate, results of operation, and general business condition.
Our ability to use net operating loss carryforwards and other tax attributes may be limited, including those obtained as a result of the Merger.
As of December 31, 2024, the Company had federal and state net operating loss (“NOL”) carryforwards of $72.9 million and $3.9 million, respectively. The federal NOL carryforwards of $72.9 million may be carried forward indefinitely. State NOL carryforwards totaling $3.9 million begin to expire in 2040, unless previously utilized. In addition, the Company had federal and state R&D credit carryforwards totaling $7.6 million and $0.7 million, respectively. The federal R&D credit carryforwards will begin to expire in 2040 unless previously utilized. The state R&D credit carryforward will begin to expire in 2042 unless previously utilized.
Under current law, U.S. federal net operating losses generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards is limited to 80% of taxable income for taxable periods beginning after December 31, 2020. Many state jurisdictions conform to federal law for this purpose or have similar provisions that limit the deductibility of state net operating loss carryforwards in a taxable period. In addition, under Sections 382 and 383 of the Code, U.S. federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage within a rolling three-year period. During the year ended December 31, 2024, the Company completed a Section 382 analysis and determined that an ownership change more likely than not occurred on March 21, 2024 as a result of the Merger. The ownership change resulted in a limitation that will reduce the total amount of NOL and tax credit carryforwards disclosed that can be utilized to offset future taxable income. The Company adjusted the carryforward attributes accordingly, with an offsetting adjustment to the valuation allowance. Subsequent ownership changes may affect the limitation in future years. To the extent we have experienced or will experience an ownership change(s), our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities by us during the quarter ended June 30, 2025 that were not previously reported in current reports on Form 8-K filed with the SEC.
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

Dated: July 30, 2025
	By:	/s/ Evert Schimmelpennink
	Name:	Evert Schimmelpennink
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: July 30, 2025
	By:	/s/ Daniel Chevallard
	Name:	Daniel Chevallard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)