Form 10-Q
period 2025-09-30
LENZ Therapeutics, Inc.
filed 2025-11-05
CIK 1815776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐   No ☒
As of October 30, 2025, 31,289,969 shares of the registrant's common stock were outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
•our plans relating to commercializing VIZZ™, including the anticipated timing and geographic areas of focus and sales strategy;
•the size of the market opportunity for VIZZ, including our estimates of the size of the affected population and potential adoption rate;
•the beneficial characteristics, and the potential safety, efficacy and therapeutic effects of VIZZ;
•the rate and degree of market acceptance and clinical utility of VIZZ;
•our competitive position and the success of competing therapies that are or may become available;
•our ability to maintain regulatory approval of VIZZ;
•the need to hire additional personnel and our ability to attract and retain such personnel;
•our plans relating to the commercial manufacturing of VIZZ and any future product candidates, including demonstrating safety and efficacy to the satisfaction of the Food and Drug Administration (“FDA”);
•the expected potential benefits of strategic collaborations with third parties and our ability to attract collaborators with development, regulatory and commercialization expertise;
•the impact of existing laws and regulations and regulatory developments in the United States and other jurisdictions;
•our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering VIZZ, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
•our continued reliance on third parties for commercial manufacturing of VIZZ;
•the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our financial performance;
•our expectation that our existing cash, cash equivalents, and marketable securities will be sufficient to fund the Company to positive operating cash flow;
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
i

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
ii

iii

Part I. Financial Information
Item 1. Financial Statements.
LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,399	$20,158
Marketable securities	176,773	188,872
Inventory	949	—
Prepaid expenses and other current assets	3,876	2,773
Restricted cash	—	114
Total current assets	206,997	211,917
Property and equipment, net	1,258	651
Operating lease right-of-use asset	847	1,338
Other assets	1,602	1,398
Total assets	$210,704	$215,304
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,323	$4,257
Accrued liabilities	11,993	6,149
Total current liabilities	16,316	10,406
Operating lease liability, net	461	814
Total liabilities	16,777	11,220
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized; 28,588,261 and 27,531,490 shares issued at September 30, 2025 and December 31, 2024, respectively; and 28,588,261 and 27,518,439 shares outstanding at September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	384,944	348,901
Accumulated deficit	(191,245)	(145,014)
Accumulated other comprehensive income	227	196
Total stockholders’ equity	193,927	204,084
Total liabilities and stockholders’ equity	$210,704	$215,304
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
License revenue	$12,500	$—	$17,500	$—
Total revenue	12,500	—	17,500	—
Operating expenses:
Selling, general and administrative	27,596	6,494	51,505	19,452
Research and development	3,791	6,451	18,670	23,933
Total operating expenses	31,387	12,945	70,175	43,385
Loss from operations	(18,887)	(12,945)	(52,675)	(43,385)
Other income:
Other (expense) income	(14)	(6)	174	281
Interest income	2,201	2,736	6,770	5,987
Total other income, net	2,187	2,730	6,944	6,268
Net loss before income taxes	(16,700)	(10,215)	(45,731)	(37,117)
Income tax expense	—	—	500	—
Net loss	$(16,700)	$(10,215)	$(46,231)	$(37,117)
Other comprehensive loss:
Unrealized gain on marketable securities	189	585	31	517
Comprehensive loss	$(16,511)	$(9,630)	$(46,200)	$(36,600)
Net loss per share, basic and diluted	$(0.59)	$(0.38)	$(1.65)	$(1.93)
Weighted-average common shares outstanding, basic and diluted (1)	28,540,519	27,172,330	28,052,279	19,195,399
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1)See Note 2 for further information on weighted-average common shares outstanding.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED AND COMMON STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	27,518,439	$1	$348,901	$(145,014)	$196	$204,084
Exercise of stock options	11,630	—	44	—	—	44
Unrealized loss on marketable securities	—	—	—	—	(73)	(73)
Vesting of early exercised stock options	5,594	—	19	—	—	19
Share-based compensation	—	—	2,555	—	—	2,555
Net loss	—	—	—	(14,619)	—	(14,619)
Balance as of March 31, 2025	27,535,663	$1	$351,519	$(159,633)	$123	$192,010
Exercise of stock options	29,003	—	196	—	—	196
Unrealized loss on marketable securities	—	—	—	—	(85)	(85)
Vesting of early exercised stock options	5,593	—	19	—	—	19
Share-based compensation	—	—	2,845	—	—	2,845
Issuance of common stock through at-the-market offerings, net of issuance costs	920,500	—	26,067	—	—	26,067
Exercise of stock warrant	271	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	9,092	—	225	—	—	225
Net loss	—	—	—	(14,912)	—	(14,912)
Balance as of June 30, 2025	28,500,122	$1	$380,871	$(174,545)	$38	$206,365
Exercise of stock options	86,275	—	598	—	—	598
Unrealized gain on marketable securities	—	—	—	—	189	189
Vesting of early exercised stock options	1,864	—	6	—	—	6
Share-based compensation	—	—	3,469	—	—	3,469
Net loss	—	—	—	(16,700)	—	(16,700)
Balance as of September 30, 2025	28,588,261	$1	$384,944	$(191,245)	$227	$193,927
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

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(46,231)	$(37,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180	33
Loss on impairment of operating right-of-use assets and related property and equipment	82	—
Accretion of discounts on marketable securities	(2,801)	(2,593)
Change in fair value of preferred stock warrants	—	1,047
Share-based compensation expense	8,869	4,735
Changes in operating assets and liabilities:
Inventory	(949)	—
Prepaid expenses and other current assets	(1,103)	(684)
Accounts payable	66	(5,599)
Accrued liabilities	5,946	(8,758)
Other assets	(204)	(1,377)
Net cash used in operating activities	(36,145)	(50,313)
Cash flows from investing activities
Purchases of marketable securities	(147,691)	(195,297)
Proceeds from maturities of marketable securities	162,622	53,000
Purchases of property and equipment	(789)	(319)
Net cash provided by (used in) investing activities	14,142	(142,616)
Cash flows from financing activities
Proceeds from issuance of common stock through at-the-market offerings, net of issuance costs	26,067	—
Proceeds from exercises of stock options	838	3,900
Proceeds from issuance of common stock under employee stock purchase plan	225	—
Cash, cash equivalents, and restricted cash acquired in connection with the Merger	—	117,824
Proceeds from issuance of common stock, net of issuance costs	—	79,598
Merger transaction costs	—	(2,373)
Net cash provided by financing activities	27,130	198,949
Net increase in cash, cash equivalents, and restricted cash	5,127	6,020
Cash and cash equivalents, and restricted cash, beginning of the period	20,272	35,140
Cash, cash equivalents, and restricted cash, end of the period	$25,399	$41,160
Supplemental cash flow information
Conversion of Series A, A-1, and B convertible preferred stock to common stock	$—	$137,490
Conversion of Class B convertible common stock to common stock	$—	$5,900
Reclassification of warrant liability to equity	$—	$1,918
Prepaid expenses and other current assets assumed in the Merger	$—	$1,313
Accounts payable and accrued liabilities assumed in the Merger	$—	$2,950
Common stock issuance costs included in accounts payable and accrued expenses	$—	$81
Right-of-use assets assumed in the Merger in exchange for operating lease liabilities	$—	$146
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,205
Property and equipment included in accounts payable	$—	$32

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LENZ THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    Organization and Liquidity
Description of the Business
LENZ Therapeutics, Inc. (“LENZ” or the “Company”) is a commercial pharmaceutical company focused on the development and commercialization of innovative therapies to improve vision. On July 31, 2025, the United States (“U.S.”) Food and Drug Administration (“FDA”) approved VIZZ™ (aceclidine ophthalmic solution) 1.44%, formerly known as LNZ100, the first and only FDA-approved aceclidine-based eye drop for the treatment of presbyopia in adults. The Company, formerly known as Graphite Bio, Inc. (“Graphite”), was incorporated in Ontario, Canada in June 2017 as Longbow Therapeutics Inc., and was reincorporated in the State of Delaware in October 2019. The Company has a wholly owned subsidiary, LENZ Therapeutics Operations, Inc. (“LENZ OpCo”), previously named Lenz Therapeutics, Inc., which became a corporation in Delaware on October 28, 2020 upon the filing of a Certificate of Conversion to convert Presbyopia Therapies, LLC, a Delaware limited liability company (formed in September 2013), to a Delaware corporation.
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
Liquidity
As of September 30, 2025, the Company has devoted substantially all of its efforts to product development and pre-commercial activities and has not realized product revenue from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of September 30, 2025, had an accumulated deficit of $191.2 million. The Company expects to incur additional losses as it hires additional personnel, protects its intellectual property, and grows its business through the commercialization of VIZZ. The Company may need to raise additional capital to support its continuing operations and pursue its long-term business plan, including the continued development and commercialization of its product. Such activities are subject to significant risks and uncertainties.
As of September 30, 2025, the Company had cash, cash equivalents, and marketable securities of $202.2 million, which is available to fund future operations. The Company believes that its existing cash, cash equivalents, and marketable securities as of September 30, 2025 will be sufficient to support operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements.
In October 2025, the Company sold an aggregate of 2,698,134 shares of common stock at a weighted-average price of $45.79 under the Sales Agreement (as defined in Note 7), utilizing the remaining capacity under the Sales Agreement.
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
Concentration of Risk and Other Risks and Uncertainties
Credit Risk
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
Major Manufacturers and Suppliers
The Company depends on outsourced manufacturing for the production of VIZZ for commercial use. The Company has agreements with third-party manufacturers and suppliers that are approved for the commercial production of VIZZ and the supply of the active pharmaceutical ingredient in VIZZ, respectively. Although there are potential sources of supply other than the Company’s existing manufacturers and suppliers, any new supplier would be required to qualify under applicable regulatory requirements. The loss of certain manufacturers and third-party suppliers could result in a temporary disruption of the commercialization efforts for VIZZ.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits its cash primarily in traditional checking and savings accounts and money market funds with a financial institution.
Marketable Securities
The Company classifies marketable securities as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore classified all marketable securities with maturity dates beyond three months at the date of purchase as current assets in the accompanying condensed consolidated balance sheets. As of September 30, 2025, the Company had no intent to sell any marketable securities prior to maturity. Marketable securities classified as available-for-sale are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield over the life of the instrument. Realized gains and losses are calculated using the specific identification method and recorded as interest income or expense. The Company invests in available-for-sale securities consisting of commercial paper, U.S. Treasury securities, U.S. government agency securities, and corporate debt securities. Available-for-sale securities are classified as marketable securities on the Company's condensed consolidated balance sheets.
Management evaluates whether unrealized losses on available-for-sale marketable securities are the result of credit worthiness of the securities held or other non-credit related factors. If an unrealized loss is the result of credit quality factors, the Company recognizes an allowance reflective of the current estimate of credit losses expected to be incurred over the life of the financial instrument on a specific identification basis upon initial recognition and at each reporting period. If a reduction in value is a result of other factors, losses are recognized within comprehensive loss unless either the Company intends to sell the security or it is more likely than not the Company will be required to sell the security. Based on a review of these marketable securities, the Company concluded none of the unrealized loss is the result of a credit loss as of September 30, 2025, because the Company does not intend to sell these securities, and it is not more-likely-than-not that the Company will be required to sell these securities before the recovery of their amortized cost basis.
Inventory
Inventory is valued at the lower-of-cost or net realizable value, with cost determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and adjusts the value for any excess and obsolete inventory to net realizable value in the period in which any impairment is first identified. Any such impairment charge is recorded as a component of cost of sales in the condensed statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. As such, when regulatory approval is received, this may result in zero-cost inventory which does not have a carrying value, and is available to the Company to utilize for commercial operations. The Company periodically evaluates zero cost inventory for obsolescence. This evaluation considers the shelf life of raw materials, work in process, and finished goods inventory, as well as estimated sales trends. As of September 30, 2025, no zero cost inventory was determined to be obsolete.
Products that may be used in clinical development programs are excluded from inventory and the costs are charged to research and development expense in the condensed consolidated statements of operations and comprehensive loss as incurred, as long as they do not have an alternative use. Prior to FDA approval of VIZZ on July 31, 2025, costs related to the production of inventory were expensed in the period incurred within research and development expenses on the condensed consolidated statements of operations and comprehensive loss. Inventory at September 30, 2025 consisted of raw materials procured after FDA approval of VIZZ on July 31, 2025.
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
During the course of a clinical trial, the rate of expense recognition is adjusted if actual results differ from the Company’s estimates. Management estimates accrued expenses as of each balance sheet date in its condensed consolidated financial statements based on the facts and circumstances known at that time. The clinical trial accrual is dependent in part upon the timely and accurate reporting of CROs, CMOs and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its estimates may vary from the actual results. To date, the Company has not experienced material differences between its accrued expenses and actual expenses. As of September 30, 2025, the Company has no ongoing clinical trials.

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
Liabilities are provided for tax benefits for which realization is uncertain. Such benefits are only recognized when the underlying tax position is considered more-likely-than-not to be sustained on examination by a taxing authority, assuming they possess full knowledge of the position and facts. The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 and has not recognized interest or penalties in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 or 2024.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to the Company’s executive, finance, business development, sales and marketing, human resources, and other corporate functions. Selling, general and administrative expenses also include sales and marketing costs to support the Company's commercial operations, consulting fees, legal services, rent and other facilities costs, and other general operating expenses not otherwise classified as research and development expenses.
Advertising costs are expensed as incurred. For the three and nine months ended September 30, 2025, advertising costs totaled $1.7 million. There were no advertising costs for the three and nine months ended September 30, 2024.
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
Net loss per share included the weighted-average shares outstanding as a result of the Merger and shares issued in conjunction with the March 2024 PIPE Financing (as defined in Note 3) and the July 2024 PIPE Financing (as defined in Note 7).
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

The table below shows a reconciliation of the Company's net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP, to the Company's total consolidated net loss in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
License revenue	$12,500	$—	$17,500	$—
Total revenue	12,500	—	17,500	—
Operating expenses:
Selling, general, and administrative expenses(1)	24,389	5,279	44,277	16,249
Research and development expenses(1)	3,529	5,475	17,029	22,401
Share-based compensation expense	3,469	2,191	8,869	4,735
Total operating expenses	31,387	12,945	70,175	43,385
Loss from operations	(18,887)	(12,945)	(52,675)	(43,385)
Other income (expense):
Other income (expense)	(14)	(6)	174	281
Interest income	2,201	2,736	6,770	5,987
Net loss before income taxes	(16,700)	(10,215)	(45,731)	(37,117)
Income tax expense	—	—	500	—
Net loss	$(16,700)	$(10,215)	$(46,231)	$(37,117)
__________________
(1)Amounts exclude share-based compensation expense.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign jurisdictions if the amount is at least 5% of total income tax payments, net of refunds received. Adoption of the ASU allows for either the prospective or retrospective application of the amendment and is effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. While this guidance will likely result in additional disclosures related to income taxes, the Company does not expect this new guidance to have a material impact on the Company’s financial statements.
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
None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
At September 30, 2025:
Cash equivalents
Money market funds	$24,735	$24,735	$—	$—
Total cash equivalents measured at fair value	$24,735	$24,735	$—	$—
Marketable securities
Corporate debt securities	$57,463	$—	$57,463	$—
U.S. treasury securities	49,772	49,772	—	—
Commercial paper	46,733	—	46,733	—
U.S. government agency securities	12,967	—	12,967	—
Asset-backed securities	9,838	—	9,838	—
Total marketable securities measured at fair value	$176,773	$49,772	$127,001	$—

At December 31, 2024:
Cash equivalents
Money market funds	$17,693	$17,693	$—	$—
U.S. government securities	999	—	999	—
U.S. treasury securities	997	997	—	—
Total cash equivalents measured at fair value	$19,689	$18,690	$999	$—
Marketable securities
Commercial paper	$58,823	$—	$58,823	$—
U.S. treasury securities	46,309	46,309	—	—
Corporate debt securities	43,669	—	43,669	—
U.S. government agency securities	40,071	—	40,071	—
Total marketable securities measured at fair value	$188,872	$46,309	$142,563	$—
The following table presents the amortized cost and estimated fair market value of our cash equivalents and marketable securities as of the dates presented (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$24,735	$—	$—	$24,735
Marketable securities:
Corporate debt securities	$57,402	$63	$(2)	$57,463
U.S. treasury securities	49,669	105	(2)	49,772
Commercial paper	46,712	25	(4)	46,733
U.S. government agency securities	12,950	17	—	12,967
Asset-backed securities	9,813	25	—	9,838
Totals	$201,281	$235	$(8)	$201,508

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$17,693	$—	$—	$17,693
U.S. government securities	999	—	—	999
U.S. treasury securities	997	—	—	997
Marketable securities:
Commercial paper	$58,798	$56	$(31)	$58,823
U.S. treasury securities	46,231	80	(2)	46,309
Corporate debt securities	43,634	49	(14)	43,669
U.S. government agency securities	40,013	60	(2)	40,071
Totals	$208,365	$245	$(49)	$208,561
The following table presents available-for-sale securities by contractual maturity date as of September 30, 2025 (in thousands):

	September 30, 2025
	Amortized Cost	Estimated Fair Value
Due in one year or less	$150,531	$150,703
Due after one year	26,015	26,070
Total	$176,546	$176,773
As of September 30, 2025, twelve of the Company's marketable securities with a fair market value of $18.6 million were in an immaterial aggregate gross unrealized loss position due to the timing of their acquisition compared to their respective maturity date. These twelve marketable securities have all been in a gross unrealized loss position for less than one year. Based on a review of these marketable securities, the Company believes none of the unrealized loss is the result of a credit loss as of September 30, 2025, because the Company does not intend to sell these securities prior to their maturity, and it is unlikely that the Company will be required to sell these securities before the recovery of their amortized cost basis. Refer to Note 2 for further discussion on the Company's evaluation of unrealized losses on available-for-sale securities. Accrued interest receivable on marketable securities was $1.1 million at both September 30, 2025 and December 31, 2024, and was recorded within prepaid expenses and other current assets in the condensed consolidated balance sheets. We did not write off any accrued interest receivables for the nine months ended September 30, 2025 and 2024.
The Company did not transfer any assets measured at fair value on a recurring basis between levels during the nine months ended September 30, 2025 and 2024.
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
No fair value liabilities exist as of September 30, 2025. Upon completion of the Merger, the preferred stock warrants became exercisable into shares of common stock and will no longer continue to be remeasured at each reporting date. Refer to Note 2 for further discussion on the valuation of the preferred stock warrants liability.

Equity investment without a readily determinable fair value
In conjunction with the Merger, the Company obtained an investment in common stock of an unfunded privately held, pre-clinical life sciences company, which the Company initially carried at no value. In May 2024, the private company executed a seed funding round (“Seed Financing”), which triggered an anti-dilution provision under the License and Option Agreement (“Option Agreement”), resulting in the issuance of additional shares of common stock. The Company identified the Seed Financing as an observable price change under the measurement alternative, and adjusted the equity investment from zero to an estimated fair value of $1.3 million at the time of the Seed Financing. In May 2025, the private company executed an extension of the initial seed funding round (“Seed Extension”), which the Company identified as an observable price change under the measurement alternative, and resulted in a $0.2 million increase in the fair value of the equity investment. There were no other upward or downward adjustments to the carrying value of the Company's investment without a readily determinable fair value during the three and nine months ended September 30, 2025 and 2024.
5.    Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued payroll and related expenses	$4,738	$3,564
Sales, general and administrative accrued expenses	3,512	1,109
Research and development accrued expenses	2,775	808
Operating lease liability, current portion	493	567
Other accrued liabilities	475	101
Total accrued liabilities	$11,993	$6,149

6.    Commitments and Contingencies
Operating Leases
Commencing on April 1, 2022, LENZ OpCo entered into a lease agreement for office space in Del Mar, California, which was subsequently amended to expand the office space leased and extend the term (the “Del Mar lease”). In April 2024, the Company entered into a lease agreement for office space in Solana Beach, California (the “Lomas lease”). As of September 30, 2025, the weighted average remaining lease term was 1.9 years, and the weighted average discount rate used to determine the right-of-use assets and corresponding operating lease liabilities was 7.7%. Cash paid for operating leases approximated rent expense for the periods presented.
Maturities of the Company's operating lease liabilities as of September 30, 2025 are as follows (in thousands):

2025	$157
2026	511
2027	361
Total undiscounted lease payments	1,029
Less: present value adjustment	(75)
Operating lease liabilities	$954
Rent expense for both the three months ended September 30, 2025 and 2024 was $0.1 million, and $0.4 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Legal Proceedings
From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. The Company is not currently a party to or aware of any proceedings that it believes will have, individually or in the aggregate, a material adverse effect on it's business, financial condition or results of operations.
Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2025 and December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
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
Common Stock
Prior to the closing of the Merger, LENZ OpCo had authorized two series of common stock, designated Class A common stock and Class B convertible common stock, and there were 11,838,624 and 11,668,867 issued and oustanding shares of Class A common stock, respectively. Immediately prior to the closing of the Merger, there were 2,744,184 shares of Class B convertible common stock issued and outstanding. At the closing of the Merger, 11,838,624 and 11,668,867 issued and outstanding shares of Class A common stock, respectively, were exchanged for 2,393,729 and 2,359,408 shares of issued and outstanding shares of Graphite's common stock, respectively. Additionally, at the closing of the Merger, 2,744,184 shares of Class B convertible common stock were exchanged for 554,843 shares of Graphite's common stock.
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
On April 4, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) under which we may offer and sell up to $150.0 million of shares of our common stock from time to time through an “at the market” offering program under which TD Cowen will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, TD Cowen may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to the Company’s shelf registration statement on Form S-3, including the prospectus supplement contained therein, which was declared effective by the SEC on April 14, 2025. The Company did not sell any shares of common stock under the Sales Agreement during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company sold an aggregate of 920,500 shares of common stock at a weighted-average price of $28.75 under the Sales Agreement, resulting in net proceeds of $26.1 million. As of September 30, 2025, the Company had $123.5 million of capacity remaining under the Sales Agreement. In October 2025, the Company sold an aggregate of 2,698,134 shares of common stock at a weighted-average price of $45.79 under the Sales Agreement, utilizing the remaining capacity under the Sales Agreement.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Other than the special dividend paid by Graphite immediately prior to the close of the Merger, no dividends have been declared or paid by the Company through September 30, 2025, and any such dividends are not cumulative.
Common stock reserved for future issuance consist of the following:

September 30, 2025
Common stock options granted and outstanding	3,823,097
Shares available for issuance under incentive plans	1,932,978
Shares available for issuance under the ESPP	517,217
Warrants to purchase common stock	164,252
Restricted stock units granted and outstanding	27,640
Total	6,465,184
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
Share-Based Compensation
Share-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling, general and administrative	$3,207	$1,215	$7,228	$3,203
Research and development	262	976	1,641	1,532
Total	$3,469	$2,191	$8,869	$4,735
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

	September 30,
	2025	2024
Common stock options granted and outstanding	3,823,097	2,934,916
Warrants to purchase common stock	164,252	164,676
Restricted stock units granted and outstanding	27,640	—
ESPP shares to be purchased	18,694	—
Total	4,033,683	3,099,592
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
The Company received nonrefundable, non-creditable upfront payments totaling $15.0 million as initial consideration under the CORXEL License, which represents the transaction price at inception. In addition, the Company received $5.0 million upon submission of the NDA for LNZ100 to the National Medical Products Administration (“NMPA”) in Greater China for the treatment of presbyopia, and another $5.0 million upon FDA approval of VIZZ. The Company is also eligible to receive up to $85.0 million of additional regulatory and sales milestones, as well as tiered mid single-digit to low double-digit royalties on net sales in Greater China. Additional consideration to be paid to the Company upon reaching regulatory and sales milestones is excluded from the transaction price. Future milestone payments are fully contingent as the risk of significant revenue reversal will only be resolved depending on future regulatory approval and sales level outcomes, thus variable consideration related to the remaining milestone payments was fully constrained as of September 30, 2025. The sales-based royalty fee qualifies for the royalty constraint exception and does not require an estimate of the future transaction price. The sales-based royalty fee is considered variable consideration and will be recognized as revenue as such sales occur, if any.
The Company assessed the promises made under the CORXEL License and concluded the CORXEL License comprises a single performance obligation providing the right to use functional intellectual property. The $15.0 million transaction price allocated to that single performance obligation was recognized on completion of the transfer of the CORXEL License during the year ended December 31, 2022. During the three months ended September 30, 2025, the first regulatory milestone under the CORXEL License was achieved upon submission of the NDA for LNZ100 to the NMPA, resulting in the recognition of $5.0 million in license revenue. A second regulatory milestone under the CORXEL License was achieved upon FDA approval of VIZZ, for which the Company recognized an additional $5.0 million of license revenue during the three months ended September 30, 2025. No other contractual milestones were met under the CORXEL License during the three and nine months ended September 30, 2025 or 2024.
Lotus Pharmaceutical Co., LTD. License and Commercialization Agreement
On May 7, 2025 the Company entered into a license and commercialization agreement providing an exclusive license (the “Lotus License”) to certain of the Company's IP to commercialize LNZ100 for the treatment of presbyopia in humans in the Republic of Korea, the Kingdom of Thailand, Republic of the Philippines, the Socialist Republic of Vietnam, Malaysia, Negara Brunei Darussalam, the Republic of Indonesia, and the Republic of Singapore (collectively, “Southeast Asia”). Under the terms of the Lotus License, the Company received a $5.0 million nonrefundable, non-creditable upfront payment, which represents the transaction price at inception, and is eligible to receive up to $120.0 million of regulatory and sales milestones, as well as tiered, double-digit royalties on future net sales in Southeast Asia. Additional consideration to be paid to the Company upon reaching regulatory and sales milestones is excluded from the transaction price. Future milestone payments are fully contingent as the risk of significant revenue reversal will only be resolved depending on future regulatory approval and sales level outcomes, thus variable consideration related to the remaining milestone payments was fully constrained as of September 30, 2025. The sales-based royalty fee qualifies for the royalty constraint exception and does not require an estimate of the future transaction price. The sales-based royalty fee is considered variable consideration and will be recognized as revenue as such sales occur, if any.
The Company assessed the promises made under the Lotus License and concluded the Lotus License comprises a single performance obligation providing the right to use functional intellectual property. The $5.0 million transaction price allocated to that single performance obligation was recognized upon transfer of the Lotus License during the three months ended June 30, 2025. The upfront payment was subject to a withholding tax in the Republic of Singapore, which the Company recorded as income tax expense during the nine months ended September 30, 2025. Such withholding may be eligible to be recovered against future taxable income in the United States in the form of a foreign tax credit. No regulatory or sales milestones were met under the Lotus License during the three months ended September 30, 2025.
Laboratoires Théa License and Commercialization Agreement
On July 7, 2025, the Company entered into a license and commercialization agreement providing an exclusive license (the “Théa License”) to register and commercialize LNZ100 for the treatment of presbyopia in Canada. Under the terms of the Théa License, the Company received a $2.5 million nonrefundable, non-creditable upfront payment, which represents the transaction price at inception, and is eligible to receive up to $67.5 million in regulatory and commercial milestone payments, as well as tiered, double-digit royalties on future net sales in Canada. Additional consideration to be paid to the Company upon reaching regulatory and sales milestones is excluded from the transaction price. Future milestone payments are fully contingent as the risk of significant revenue reversal will only be resolved depending on future regulatory approval and sales level outcomes, thus variable consideration related to the remaining milestone payments was fully constrained as of September 30, 2025. The sales-based royalty fee qualifies for the royalty constraint exception and does not require an estimate of the future transaction price. The sales-based royalty fee is considered variable consideration and will be recognized as revenue as such sales occur, if any.
The Company assessed the promises made under the Théa License and concluded the Théa License comprises a single performance obligation providing the right to use functional intellectual property. The $2.5 million transaction price allocated to that single performance obligation was recognized upon transfer of the Théa License during the three months ended September 30, 2025. No regulatory or sales milestones were met under the Théa License during the three months ended September 30, 2025.
10.     Related Party Transactions
Through the Subscription Agreement and March 2024 PIPE Financing executed in conjunction with the Merger, the Company issued 3,343,330 shares to investors that had designated members on the Company's board of directors.
A member of the Company’s board of directors currently serves as a member of the board of directors of one of the Company’s vendors, and has served in that capacity since 2023. LENZ OpCo entered into a Master Services Agreement with this vendor in September 2023 to provide manufacturing services. Accordingly, the Company considers the vendor to be a related party. There were no fees incurred for services performed by the vendor for the three months ended September 30, 2025. Fees incurred for services performed by the vendor for the three months ended September 30, 2024 were $0.2 million, and $0.7 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively, and were charged to research and development expenses. The Company had no amounts and $0.1 million due to the vendor within accounts payable as of September 30, 2025 and December 31, 2024, respectively.

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
Overview
We are a commercial pharmaceutical company focused on the commercialization of VIZZ™ (aceclidine ophthalmic solution) 1.44%, the first and only FDA-approved aceclidine-based eye drop for the treatment of presbyopia, a condition impacting an estimated 1.8 billion people globally and 128 million people in the United States. We are commercializing VIZZ in the United States and continue to establish licensing partnerships internationally to provide access to VIZZ globally. We believe that a once-daily pharmacological eye drop that can effectively and safely improve near vision throughout the full workday, without the need for reading glasses, is a highly attractive commercial product with an estimated U.S. market opportunity in excess of $3 billion. It is our goal to successfully commercialize VIZZ, and we have assembled an executive team with extensive clinical and commercial experience to execute this goal and become the category leader.
VIZZ (aceclidine ophthalmic solution) 1.44% is a once-daily eye drop developed to restore clear near vision for up to 10 hours. VIZZ is powered by aceclidine, highlighted by its differentiated mechanism of action as a predominantly pupil-selective miotic that interacts with the iris, with minimal ciliary muscle stimulation. VIZZ contracts the iris sphincter muscle resulting in a pinhole effect and uniquely achieves a sub-2mm pupil that extends depth of focus to significantly improve near vision without causing a myopic shift. Aceclidine, the sole active ingredient in VIZZ, is a new chemical entity (“NCE”) in the United States and its FDA approval marks a global first in the treatment of presbyopia. VIZZ has patent protection until 2044 in the United States, at a minimum, due to a robust intellectual property portfolio underpinned by issued patents.
On July 31, 2025, the FDA approved VIZZ, making it the first and only aceclidine-based product approved by the FDA. VIZZ has five years of NCE exclusivity in the United States, expiring in July 2030. The Company commercially launched VIZZ in the U.S. in August 2025, with direct-to-eye care professional sales and marketing activities initiated immediately upon approval. Professional product sample distribution by the sales force to optometrists and ophthalmologists and commercial product shipments to customers via our e-pharmacy partner were initiated in October 2025, and we anticipate product will be broadly available in retail pharmacies in the middle of the fourth quarter of 2025.
Financial Overview
As of September 30, 2025, we had $202.2 million of cash, cash equivalents, restricted cash, and marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2025 will allow us to continue to commercialize VIZZ, and will be sufficient to fund the Company to positive operating cash flow. We have incurred net losses in each year since inception, and as of September 30, 2025, we had an accumulated deficit of $191.2 million. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses related to product sales, marketing, manufacturing, and distribution of VIZZ as we begin commercialization, and additional costs associated with being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements. As a result of these and other factors, and while we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2025 will fund the Company to positive operating cash flow, it is possible that we may require additional financing to fund our operations and planned growth.
Since our inception, we have financed our operations primarily through public offerings of our common stock, proceeds from the Merger, and private placements of our common stock and convertible preferred stock. Concurrent with the closing of the Merger on March 21, 2024, we completed a private placement (the “March 2024 PIPE Financing”) of 3,559,565 shares of common stock for an aggregate gross purchase price of $53.5 million. Additionally, on July 17, 2024, we completed a private placement (the “July 2024 PIPE Financing”) with Ridgeback Capital Investments, L.P. of 1,578,947 shares of common stock for an aggregate gross purchase price of $30.0 million. As of September 30, 2025, we have sold an aggregate of 920,500 shares of common stock under the sales agreement with TD Securities (USA) LLC (the “Sales Agreement”), resulting in net proceeds to the Company of $26.1 million. As of September 30, 2025, the Company had $123.5 million of capacity remaining under the Sales Agreement. In October 2025, the Company sold an aggregate of 2,698,134 shares of common stock at a weighted-average price of $45.79 under the Sales Agreement, utilizing the remaining capacity under the Sales Agreement.
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
We received nonrefundable, non-creditable upfront payments totaling $15.0 million as initial consideration under the CORXEL License during the year ended December 31, 2022. In addition, we received $5.0 million upon submission of the NDA for LNZ100 to the National Medical Products Administration (“NMPA”) in Greater China for the treatment of presbyopia and another $5.0 million upon FDA approval of VIZZ during the three months ended September 30, 2025. We are also eligible to receive (i) up to an additional $85.0 million in regulatory and sales milestone payments, (ii) tiered, escalating royalties in the range of 5% to 15% on net sales of Products in Greater China by CORXEL, its affiliates and sublicensees, and (iii) tiered, deescalating royalties in the range of 15% to 5% of sublicensing income received by CORXEL prior to the regulatory approval of the first Product in Greater China.
The $15.0 million upfront payments allocated to that single performance obligation was recognized on execution of the CORXEL License during the year ended December 31, 2022. During the three months ended September 30, 2025, the first regulatory milestone under the CORXEL License was achieved upon submission of the NDA for LNZ100 to the NMPA. A second regulatory milestone under the CORXEL License was achieved upon FDA approval of VIZZ. We recognized revenue and received payment totaling $10.0 million for the achievement of both regulatory milestones during the three months ended September 30, 2025. No other contractual milestones were met under the CORXEL License during the three and nine months ended September 30, 2025 or 2024.
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

Lotus Pharmaceutical Co., LTD. License and Commercialization Agreement
On May 7, 2025, we entered into a license and commercialization agreement providing an exclusive license (the “Lotus License”) to certain of our IP to commercialize LNZ100 for the treatment of presbyopia in humans in the Republic of Korea, the Kingdom of Thailand, Republic of the Philippines, the Socialist Republic of Vietnam, Malaysia, Negara Brunei Darussalam, the Republic of Indonesia, and the Republic of Singapore (collectively, “Southeast Asia”). Under the terms of the Lotus License, we received a $5.0 million nonrefundable, non-creditable upfront payment, and are eligible to receive up to $120.0 million of regulatory and commercial milestone payments, as well as tiered, double-digit royalties on future net sales in Southeast Asia.
Laboratoires Théa License and Commercialization Agreement
On July 7, 2025, we entered into a license and commercialization agreement providing an exclusive license (the “Théa License”) to register and commercialize LNZ100 for the treatment of presbyopia in Canada. Under the terms of the Théa License, we received a $2.5 million nonrefundable, non-creditable upfront payment, and are eligible to receive up to $67.5 million in regulatory and commercial milestone payments, as well as tiered, double-digit royalties on future net sales in Canada.
Key Trends and Factors Affecting Comparability Between Periods
•License revenue increased during the three and nine months ended September 30, 2025 relative to the three and nine months ended September 30, 2024 as a result of upfront payments received under the Lotus and Théa Licenses, as well as the achievement of two regulatory milestones under the CORXEL License. We may generate future revenue from additional license and collaboration agreements to commercialize VIZZ outside the U.S. We have not recorded any product sales revenue for the periods presented.
•We expect that selling, general and administrative expenses will continue to increase in 2025, relative to 2024, as we have built a cross-functional commercial team consisting of marketing, commercial operations and an 88-territory sales force, and will continue to strategically support our sales and commercial infrastructure with capabilities designed to scale when necessary to support the commercial launch of VIZZ. These expenses increased during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, and we expect such expenses to continue to increase for the foreseeable future.
•Our research and development costs decreased during the three months ended September 30, 2025, relative to the comparative period in 2024 primarily due to FDA approval of VIZZ during the three months ended September 30, 2025. On a prospective basis subsequent to FDA approval on July 31, 2025, certain expenses that were historically classified as research and development expenses were and will be prospectively classified into sales, general and administrative expenses, including certain medical affairs and chemistry, manufacturing and controls expenses that indirectly support VIZZ. In addition, our research and development costs decreased during the nine months ended September 30, 2025, relative to the nine months ended September 30, 2024, primarily as a result of reduced clinical research expenses related to the substantial completion of our Phase 3 CLARITY trials in March 2024 and the prospective classifications noted above. We expect our research and development costs will continue to decrease over the remainder of 2025, relative to 2024, given the completion of the CLARITY trials, the subsequent reduction of clinical activities over 2024 and the FDA approval of VIZZ.
Recent Developments
FDA Approval and Commercial Launch of VIZZ
On July 31, 2025, the FDA approved VIZZ, the first and only aceclidine-based product approved by the FDA. VIZZ has five years of NCE exclusivity in the United States, expiring in July 2030. We commercially launched VIZZ in the U.S. in August 2025, with direct-to-eye care professional sales and marketing activities initiated immediately upon approval. Professional product sample distribution by the sales force to optometrists and ophthalmologists and commercial product shipments to customers via our e-pharmacy partner were initiated in October 2025, and we anticipate product will be broadly available in retail pharmacies in the middle of the fourth quarter of 2025.
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
We have not generated any revenue from product sales through September 30, 2025, however, we expect to generate revenue from sales of VIZZ beginning in the fourth quarter of 2025. We have generated revenue related to various license and collaboration agreements, and in the future may generate revenue from payments received under additional licenses or collaboration agreements we may enter into with respect to VIZZ.
Operating Expenses
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, business development, sales and marketing, human resources and other corporate functions. Other selling, general and administrative expenses include marketing, and advertising costs to support our 88-territory sales force, professional fees for legal, tax and business consulting services, public company related expenses such as audit fees and insurance costs, intellectual property and patent costs, facility costs and travel costs. Subsequent to the FDA approval of VIZZ, selling, general and administrative expenses also include salaries and related benefits and stock-based compensation costs related to our quality assurance, regulatory, supply chain and operations, and medical affairs functions.
Research and Development
Research and development expenses, which consist primarily of costs associated with our product research and development efforts, are expensed as incurred. Research and development expenses consist primarily of: (i) employee related costs, including salaries, benefits and share-based compensation expense for employees engaged in research and development activities; (ii) third-party contract costs relating to research, formulation, manufacturing, nonclinical studies and clinical trial activities; (iii) external costs of outside consultants who assist with technology development, regulatory affairs, clinical development and quality assurance prior to FDA approval; and (iv) allocated facility-related costs.
Costs for certain activities, such as nonclinical studies and clinical trials are generally recognized based on the evaluation of the progress of completion of specific tasks using information and data provided by our vendors and collaborators.
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
Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024
The following table presents the results of operations for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
License revenue	$12,500	$—	$12,500	N/A
Selling, general and administrative expenses	27,596	6,494	21,102	325%
Research and development expenses	3,791	6,451	(2,660)	(41)%
Other income, net	2,187	2,730	(543)	(20)%
License Revenue
License revenue increased during the three months ended September 30, 2025 due to revenue recognized from the upfront payment under the Théa License and the achievement of two regulatory milestones under the CORXEL License. There was no license revenue in the three months ended September 30, 2024.
Selling, General and Administrative
Selling, general and administrative expenses increased $21.1 million, or 325%, to $27.6 million for the three months ended September 30, 2025 compared to $6.5 million for the three months ended September 30, 2024. The change was primarily driven by increases of $12.2 million in employee salaries and related expenses due to a rise in headcount, including the hiring of our 88-territory sales force, $4.9 million in pre-commercial and commercial marketing, advertising and sales infrastructure expenses as we prepared for and subsequently executed the commercial launch of VIZZ, $1.1 million in chemistry and control and regulatory related expenses which were classified as selling, general and administrative expenses subsequent to FDA approval, $1.1 million in travel related costs primarily related to our sales force, $0.9 million in other corporate overhead and $0.6 million in legal costs.
Research and Development
Research and development expenses incurred for the three months ended September 30, 2025 were primarily driven by pre-approval and contingent product manufacturing activities to support the commercial launch of VIZZ, which were recorded in research and development prior to FDA approval on July 31, 2025, while research and development expenses incurred for the three months ended September 30, 2024 were primarily incurred to further refine the manufacturing process for VIZZ.
Research and development expenses decreased by $2.7 million, or 41%, to $3.8 million for the three months ended September 30, 2025 compared to $6.5 million for the three months ended September 30, 2024. Subsequent to FDA approval, people-related, chemistry and control, and regulatory costs previously classified as research and development expenses were prospectively classified as selling, general and administrative expenses, resulting in period over period decreases in research and development expenses of $1.3 million, $0.9 million, and $0.8 million, respectively. The reduction in research and development expenses were partially offset by a $0.6 million increase in contingent product manufacturing costs incurred prior to FDA approval. Prior to FDA approval of VIZZ on July 31, 2025, costs related to the production of inventory were expensed in the period incurred within research and development expenses, resulting in zero cost inventory. Subsequent to FDA approval of VIZZ, direct and indirect manufacturing costs were capitalized to inventory.
Other Income, net
Other income, net for the three months ended September 30, 2025, was $2.2 million, compared to $2.7 million for the three months ended September 30, 2024. Interest income earned on our cash, cash equivalents, and marketable securities decreased period over period due to a lower balance of marketable securities and slightly less favorable interest rates.

Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table presents the results of operations for the periods indicated (amounts in thousands, except percentages):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
License revenue	$17,500	$—	$17,500	N/A
Selling, general and administrative expenses	51,505	19,452	32,053	165%
Research and development expenses	18,670	23,933	(5,263)	(22)%
Other income, net	6,944	6,268	676	11%
License Revenue
License revenue increased during the nine months ended September 30, 2025 due to revenue recognized from the upfront payments under the Lotus and Théa Licenses, and the achievement of two regulatory milestones under the CORXEL License. There was no license revenue in the nine months ended September 30, 2024.
Selling, General and Administrative
Selling, general and administrative expenses increased $32.1 million, or 165%, to $51.5 million for the nine months ended September 30, 2025 compared to $19.5 million for the nine months ended September 30, 2024. Increases in the comparative period included $19.1 million in employee salaries and related expenses due to a rise in headcount, including the hiring of our 88-territory sales force, $8.1 million in pre-commercial and commercial marketing, advertising and sales infrastructure as we prepared for and subsequently executed the commercial launch of VIZZ, $1.8 million in travel expenses primarily related to our sales force, $1.7 million in other corporate overhead, and $1.1 million in chemistry and control and regulatory related expenses which were classified as selling, general and administrative expenses subsequent to FDA approval.
Research and Development
Research and development expenses incurred for the nine months ended September 30, 2025 were primarily driven by pre-approval and contingent product manufacturing activities to support the commercial launch of VIZZ, while research and development expenses incurred for the nine months ended September 30, 2024 were primarily incurred to further refine the manufacturing process for VIZZ.
Research and development expenses decreased $5.3 million, or 22%, to $18.7 million for the nine months ended September 30, 2025 compared to $23.9 million for the nine months ended September 30, 2024. The decrease was primarily driven by a $7.0 million decrease in clinical and nonclinical research expense for our clinical trials, and a $1.9 million decrease in contract regulatory consulting expenses associated with the prior period preparation and filing of our NDA for VIZZ. The decrease was partially offset by a $2.2 million increase in contingent product manufacturing costs incurred prior to FDA approval and a $1.2 million increase in employee salaries and related expenses due to increased non-clinical regulatory and CMC headcount.
Other Income, net
Other income, net for the nine months ended September 30, 2025, was $6.9 million, compared to $6.3 million for the nine months ended September 30, 2024. Interest income earned on our cash, cash equivalents, and marketable securities increased by $0.8 million as a result of an overall increase in cash on-hand in 2025 over the comparative period. During the nine months ended September 30, 2024, we recorded a $1.0 million charge due to an increase in the fair value of the preferred stock warrants liability, resulting in a non-recurring, non-cash charge at the close of the Merger, and $1.3 million in other income related to an increase in the fair value of the Company's equity investment without a readily determinable fair value.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2025, we had $202.2 million of cash, cash equivalents and marketable securities. We have incurred net losses in each year since inception and as of September 30, 2025, we had an accumulated deficit of $191.2 million. Our net losses were $16.7 million and $10.2 million for the three months ended September 30, 2025 and 2024, respectively, and $46.2 million and $37.1 million for the nine months ended September 30, 2025 and 2024, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses as we begin commercialization of VIZZ, including costs related to product sales, marketing, manufacturing, and distribution.
From inception through September 30, 2025, we received funding of $13.0 million from our initial seed financing, $47.0 million from the sale of Series A Convertible Preferred stock, $10.0 million from the sale of Series A-1 Convertible Preferred Stock, gross proceeds of $83.5 million from the sale of Series B Convertible Preferred stock, approximately $117.8 million in cash and cash equivalents from the Merger, approximately $53.5 million in gross cash proceeds from the March 2024 PIPE Financing, and $30.0 million in gross cash proceeds from the July 2024 PIPE Financing.
On April 4, 2025, we entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) under which we may offer and sell up to $150.0 million of shares of our common stock from time to time through an “at the market” offering program under which TD Cowen will act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, TD Cowen may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to our shelf registration statement on Form S-3, including the prospectus supplement contained therein, which was declared effective by the SEC on April 14, 2025. There were no transactions executed under the Sales Agreement during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company sold an aggregate of 920,500 shares of common stock at a weighted-average price of $28.75 under the Sales Agreement, resulting in net proceeds of $26.1 million. As of September 30, 2025, the Company had $123.5 million of capacity remaining under the Sales Agreement. In October 2025, the Company sold an aggregate of 2,698,134 shares of common stock at a weighted-average price of $45.79 under the Sales Agreement, utilizing the remaining capacity under the Sales Agreement.
Funding Requirements
We believe that our cash, cash equivalents, and marketable securities as of September 30, 2025 will allow us to continue to build infrastructure and commercialize VIZZ, and such funds are anticipated to fund the Company to positive operating cash flow. This belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than expected. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than currently anticipated, and we may need to seek additional funds sooner than planned.
Our future capital requirements will depend on many factors, including but not limited to:
•costs associated with maintaining and expanding a sales, marketing, and distribution infrastructure to commercialize VIZZ;
•our ability to generate positive operating cash flow from sales of VIZZ;
•the costs of commercial manufacturing of VIZZ;
•the costs, timing, and outcome of any additional regulatory review of VIZZ;
•the legal costs of obtaining, maintaining, and enforcing our patents and other intellectual property rights;
•our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company;
•the terms and timing of establishing and maintaining licenses and other similar arrangements;
•our ability to achieve sufficient market acceptance and adequate market share and revenue for VIZZ; and
•costs associated with any products or technologies that we may in-license or otherwise acquire or develop.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(36,145)	$(50,313)
Investing activities	14,142	(142,616)
Financing activities	27,130	198,949
Net increase in cash and cash equivalents	$5,127	$6,020
Net Cash Used in Operating Activities
Net cash used in operating activities primarily results from net loss adjusted for non-cash expenses, changes in working capital components, amounts due to contract research organizations to conduct our clinical programs, manufacturing of drug product and employee-related expenditures for research and development and selling, general and administrative activities. Cash flows from operating activities will continue to be impacted by the commercial launch of VIZZ, and will also be impacted by any potential future revenue from commercialization activities and licensing arrangements. Cash flows will also continue to be affected by other operating and general administrative activities, including operating as a public company.
For the nine months ended September 30, 2025, cash used in operating activities was $36.1 million and resulted from a net loss of $46.2 million, offset by $6.3 million in non-cash adjustments primarily driven by share-based compensation expense and a $3.8 million increase in operating assets.
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
Net Cash Provided by (Used in) Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2025 was $14.1 million, primarily due to $162.6 million in proceeds from maturities of marketable securities, and partially offset by $147.7 million of purchases of marketable securities and $0.8 million in purchases of property and equipment.
Cash used in investing activities for the nine months ended September 30, 2024 was $142.6 million, primarily due to $195.3 million of purchases of marketable securities, and partially offset by $53.0 million in proceeds from maturities of marketable securities.
Net Cash Provided by Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2025 was primarily driven by $26.1 million in net proceeds from common stock sold under the Sales Agreement and $0.8 million in proceeds from exercises of stock options.
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
We also have contracts with various suppliers and manufacturing companies to supply the active pharmaceutical ingredient used in VIZZ, and manufacture the drug product used in the regulatory process and clinical trials. The scope of the services under these contracts can be modified and the contracts cancelled by us upon written notice. In the event of a cancellation, the company would be liable for the cost and expenses incurred to date as well as any close out costs of the service arrangement.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Summary Risk Factors
Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as more fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:
•We are a commercial pharmaceutical company with limited operating history. We have incurred significant losses and negative cash flows from operations since our formation, and we anticipate that we will continue to incur losses in our early stages of commercialization. Until recently, we did not have any products approved for commercial sale and we have not generated significant revenue from product sales, which may make it difficult for you to evaluate our current business and predict our future success and viability.
•Our business depends entirely on the development and commercialization of VIZZ™ and we do not have additional product candidates in our current development pipeline. If we are unable to successfully commercialize VIZZ, our business will be materially harmed.
•VIZZ may fail to achieve market acceptance by ECPs and patients and the market opportunity for VIZZ may be smaller than we estimate.
•We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than VIZZ, our commercial opportunities will be negatively impacted. VIZZ may also face competition from existing branded, generic and off-label products.
•If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product or product candidates on acceptable terms, we may be unable to successfully commercialize our product or product candidates that obtain regulatory approval. In addition, our intended sales strategies may be unsuccessful and/or more costly than anticipated.
•If we are unable to obtain and maintain sufficient intellectual property protection for VIZZ, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully develop and commercialize VIZZ may be adversely affected.
•We contract with third parties for the manufacture of our product and product candidates, and expect to continue to do so for additional clinical trials and commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product, product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•The manufacture of drugs is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of VIZZ for patients could be delayed or prevented.

•We have relied, and expect to continue to rely on third parties, including independent clinical investigators and CROs, to conduct, supervise and monitor certain aspects of our clinical trials and any future preclinical studies. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain and/or maintain regulatory approval for or commercialize our product or product candidates, or such approval or commercialization may be delayed, and our business could be substantially harmed.
•Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.
•The market price of our common stock is expected to be volatile.
Risks Related to Our Limited Operating History and Commercialization of Our Product Candidates
We are a commercial pharmaceutical company with limited operating history. We have incurred significant losses and negative cash flows from operations since our formation, and we anticipate that we will continue to incur losses in our early stages of commercialization. Until recently, we did not have any products approved for commercial sale and we have not generated significant revenue from product sales, which may make it difficult for you to evaluate our current business and predict our future success and viability.
We are a commercial pharmaceutical company with limited operating history. In July 2025, the FDA approved VIZZ (aceclidine ophthalmic solution) 1.44%, formerly known as LNZ100, the first and only FDA-approved aceclidine-based eye drop for the treatment of presbyopia in adults, and we launched VIZZ commercially in the United States in August 2025. Our operations prior to such date have been limited to organizing the company, raising capital, developing our product candidates and preparing for commercialization, including building our commercial strategy, supply chain and distribution network. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to continue to further expand our commercialization infrastructure to successfully commercialize VIZZ. We have not yet demonstrated our ability to successfully conduct sales and marketing activities necessary for successful, large-scale product commercialization, and we may not be successful in doing so.
Until recently, we did not have any products approved for sale, we have not generated significant revenue from the sale of products, we have incurred significant net losses since the company’s formation and we have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, common stock, and the Merger. Our net losses were $16.7 million and $10.2 million for the three months ended September 30, 2025 and 2024, respectively, and $46.2 million and $37.1 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $191.2 million. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses and our ability to potentially achieve profitability will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
We expect to continue incurring significant expenses and increasing operating losses as we begin commercialization. We anticipate that our expenses will increase substantially if and as we:
•establish, expand and manage a sales, marketing, and distribution infrastructure to commercialize VIZZ;
•create additional infrastructure to support our operations as a public company and our product development and commercialization efforts;
•change or add additional manufacturers or suppliers, some of which may require additional permits or other governmental approvals;
•seek foreign marketing approvals for our product candidates;
•seek to identify, acquire, and develop additional product candidates;
•acquire or in-license other product candidates and technologies;
•make milestone or other payments in connection with the development or approval of our product candidates, if any;

•maintain, protect, and expand our intellectual property portfolio;
•initiate additional clinical and other studies for any future product candidates; and
•experience any delays or encounter issues with any of the above.
Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital and ability to achieve and maintain profitability.
Our business depends entirely on the development and commercialization of VIZZ and we do not have additional product candidates in our current development pipeline. If we are unable to successfully commercialize VIZZ, our business will be materially harmed.
We have devoted a significant portion of our financial resources and business efforts to the development of LNZ100 (now VIZZ) and LNZ101, both of which include aceclidine as an active ingredient, for the treatment of presbyopia. Based on the results of our Phase 3 CLARITY trials, we selected LNZ100 as our lead product candidate, for which we submitted an NDA to FDA in August 2024. In July 2025, the FDA approved VIZZ (aceclidine ophthalmic solution) 1.44%, the first and only FDA-approved aceclidine-based eye drop for the treatment of presbyopia in adults, and we launched such product commercially in the United States in August 2025. We do not currently have other product candidates in our development pipeline, and our success depends entirely on VIZZ. Until the approval of VIZZ, we did not have any products approved for sale and we have not generated significant revenue from the sale of products. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve a number of objectives, including:
•successful commercial launch, including the development and management of a sales, marketing, and distribution infrastructure;
•commercial acceptance of VIZZ by patients and the medical community;
•establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate products and services, in both amount and quality, to meet the market demand for VIZZ;
•maintaining compliance with regulatory requirements, including the FDA’s current Good Manufacturing Practice (“cGMP”) requirements;
•the prevalence and severity of adverse events experienced with any of our product candidates;
•a continued acceptable safety profile following marketing approval of VIZZ;
•making any required post-marketing approval commitments to applicable regulatory authorities;
•obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•protecting our rights in our intellectual property portfolio;
•defending against third-party interference or infringement claims, if any;
•obtaining favorable terms in any collaboration, licensing or other arrangements that may be necessary or desirable to manufacture or commercialize VIZZ;
•addressing any competing therapies and technological and market developments; and
•attracting, hiring and retaining qualified personnel.
We may never be successful in achieving our objectives and, even if we are successful, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to become and remain profitable, the value of our company could decrease. This could impair our ability to raise necessary additional capital, grow our business, and continue our operations.

VIZZ may fail to achieve market acceptance by ECPs and patients, and the market opportunity for VIZZ may be smaller than we estimate.
VIZZ may fail to gain sufficient market acceptance by ECPs, patients, and others in the medical community. Presbyopia is typically self-diagnosed and self-managed with over-the-counter reading glasses, or managed, after evaluation by an ECP, with prescription reading or bifocal glasses or multifocal contact lenses. VIZZ requires a prescription by an ECP, which requires a visit to an ECP, which can be perceived to be more burdensome to an individual who has never previously visited an ECP and limit the number of prescriptions that are written. VIZZ may not demonstrate sufficient additional clinical benefits to ECPs or patients to justify a higher price compared to using glasses, which are potentially just a one-time purchase. Some ECPs may also be deterred by the potential loss of revenue from the sale of contact lenses and glasses or feel uncomfortable prescribing a new product.
Our ability to achieve market acceptance of our products will also depend to a significant extent on our ability to expand our marketing efforts. Our business may be harmed if our marketing efforts and expenditures do not generate a corresponding increase in revenue. In addition, we believe that developing and maintaining broad awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our products and penetrating new customer accounts. Brand promotion activities may not generate ECP or patient awareness or increased revenue, and even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the ECP and patient acceptance necessary to realize a sufficient return on our brand building efforts, or to achieve the level of brand awareness that is critical for broad adoption of VIZZ.
For example, the first pharmacologic option for the treatment of presbyopia was under the brand Vuity. Despite an initial strong commercial launch with over 120,000 prescriptions filled in 2022, the refill rate for Vuity lagged due to a variety of reasons. Based on a survey of 40 ECPs in a study we commissioned, the majority of ECPs reported that the barrier to Vuity adoption was that the product either did not work or did not work long enough. An additional survey of 18 optometrists indicated that 66% of their patients did not see duration past four hours despite one of the Vuity clinical trial results showing some effectiveness to the sixth hour. While the reported patient experience at three hours post-treatment aligns with the primary endpoint of Vuity efficacy at three hours in both Phase 3 trials, the limited functional benefit of Vuity at and beyond three hours was reportedly not sufficient to drive continued usage by patients. In fact, the ECPs and their patients identified both the low rate of effectiveness and the short duration of effectiveness as the key factors for discontinuing use. Because Vuity’s clinical success did not translate to commercial success, it is possible that prior users of Vuity may be reluctant to try another miotic (such as VIZZ) as a result of their negative experiences with Vuity. While we believe that the clinical data supporting VIZZ offers advantages over Vuity, the products have not been evaluated head-to-head, and VIZZ may not, in fact, be perceived by ECPs or patients to provide meaningful advantages resulting in greater adoption or acceptance by ECPs and patients.
If VIZZ does not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of VIZZ will depend on a number of factors, including:
•the efficacy and potential advantages of VIZZ compared to alternative treatments, including the existing standard of care;
•our ability to offer VIZZ for sale at competitive prices, particularly in light of the lower cost of alternative treatments;
•the convenience and ease of administration of VIZZ compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of ECPs to prescribe new therapies;
•the strength of our marketing and distribution support;
•the timing of market introduction of competitive products;
•the potential for our competitors to limit our access to the market through anti-competitive contracts or other arrangements;
•the prevalence and severity of any side effects; and
•any restrictions on the use of our products together with other medications.

Our assessment of the potential market opportunity for VIZZ is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties, some of which we commissioned. Industry publications and third-party research, surveys and studies generally indicate that our information has been obtained from sources believed to be reliable, although we do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for VIZZ include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and fail to accurately reflect market opportunities. Further, we have commissioned a number of market studies that are specific to us and VIZZ and used the results of these studies to help assess our market opportunity. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for VIZZ may be smaller than we expect, and as a result our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.
We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than VIZZ, our commercial opportunities will be negatively impacted. VIZZ may also face competition from existing branded, generic and off-label products.
The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. As VIZZ is for the treatment of presbyopia, we may face competition from a variety of companies developing or marketing other pharmaceutical presbyopia therapies, including AbbVie (formerly Allergan), Amneal Pharmaceuticals, Bausch & Lomb, Eyenovia, Glaukos, Johnson & Johnson, Orasis, OSRX Pharmaceuticals (an affiliate of Ocular Science), Viatris (through licensing of Ocuphire’s presbyopia products), Tenpoint Therapeutics and Vyluma. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
For example, Vuity was launched by AbbVie and, in April 2025, a second pharmacologic option for the treatment of presbyopia was launched under the brand Qlosi. Marketed by Orasis, Qlosi was the second pilocarpine-based product for the treatment of presbyopia approved by the FDA. In August 2025, a generic version of Vuity was launched by Amneal Pharmaceuticals. While we believe Qlosi and the generic version of Vuity will face similar challenges to those faced by Vuity, if ECPs or patients prefer Qlosi or the generic to Vuity, our market opportunity may be limited.
Our commercial opportunity could also be reduced or eliminated if our competitors develop and commercialize new products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than VIZZ. In addition, if generic versions of any products that compete with any of VIZZ are approved for marketing by the FDA, they would likely be offered at a substantially lower price than we expect to offer for VIZZ. As a result, ECPs, patients and others may choose to rely on such products rather than VIZZ.
Many of the companies against which we are competing or against which we may compete in the future have substantially greater financial resources, brand recognition and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. As a result, even if VIZZ demonstrates promising or superior results for the treatment of presbyopia, it is possible that ECPs may continue to rely on treatments developed or marketed by larger pharmaceutical companies rather than VIZZ.
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
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product or product candidates on acceptable terms, we may be unable to successfully commercialize our product or product candidates that obtain regulatory approval. In addition, our intended sales strategies may be unsuccessful and/or more costly than anticipated.
We have devoted and plan to continue to devote a significant portion of our existing cash, cash equivalents, and marketable securities, to continue to build, expand and maintain the sales and marketing infrastructure required to successfully commercialize VIZZ. We have launched commercialization with our own sales organization in the United States, which we envision expanding to a substantially larger number of individuals, focused on partnering with ECPs, while also deploying, in parallel, a highly targeted consumer strategy. In order to achieve these commercialization goals for VIZZ we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell and market VIZZ. We may not be successful in accomplishing these required tasks.
Establishing and building out an internal sales and marketing team with technical expertise and supporting distribution capabilities to commercialize VIZZ has been and will continue to be expensive and time-consuming and will require significant attention of our executive officers to manage. Identifying and recruiting qualified sales and marketing personnel and training them on our products, applicable federal and state laws and regulations, and on our internal policies and procedures requires significant time, expense and attention. Our business will be harmed if our efforts to expand and train our sales force are unsuccessful. Any failure to hire, develop and retain talented sales and marketing personnel, to achieve desired productivity levels in a reasonable timeframe or timely leverage our fixed costs could have a material adverse effect on our business, financial condition and results of operations. Moreover, the members of our direct sales force are at-will employees. The loss of these personnel to competitors or otherwise could materially harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill technical expertise in replacement personnel, our revenue and results of operations could be materially harmed. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of VIZZ.
Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize VIZZ or any other product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize VIZZ, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.
Our commercial strategy is focused on targeting and partnering with the estimated 15,000 ECPs that prescribed over 85% of the pharmaceutical presbyopia prescriptions in the United States in 2022. If we are unable to obtain access to these ECPs or successfully demonstrate the clinical benefits of our products to adequate numbers of ECPs, our efforts to commercialize such products will be severely inhibited, which would have a material adverse effect on our business.
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
If we are unsuccessful in generating sufficient revenue and operating cash flow from sales of VIZZ, we may require additional financing to fund our operations. Our future capital requirements will depend upon a number of factors, including: the rate and degree of market acceptance of VIZZ, or any other product candidate that we develop; the effectiveness and cost of our sales and marketing efforts; the number and timing of future product candidates in the pipeline; progress with and results from preclinical testing and clinical trials; the ability to manufacture sufficient drug supplies to complete preclinical and clinical trials; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; and the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance. Raising additional capital may be costly or difficult to obtain and could, for example, through the sale of common stock or securities convertible or exchangeable into common stock, significantly dilute our stockholders’ ownership interests or inhibit our ability to achieve our business objectives. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. Even if we were to obtain funding, there can be no assurance that it will be available on terms acceptable to us or our stockholders.
VIZZ is based on an active pharmaceutical ingredient (“API”), aceclidine, that has been previously approved and marketed outside of the United States, which exposes us to additional risks.
While VIZZ is the first and only FDA-approved aceclidine-based eye drop for the treatment of presbyopia in adults and, as such, obtained five years of new chemical entity (“NCE”) exclusivity in the United States, expiring in July 2030, aceclidine, the API in VIZZ, has been marketed in more than 12 countries throughout Europe for the treatment of glaucoma by decreasing intraocular pressure.
We anticipate that manufacturers in Europe could make and sell aceclidine in generic form in the future, which could compete with our ability to commercialize in Europe. Previously, aceclidine was used as a treatment for glaucoma at concentrations higher than the concentrations used in VIZZ. It is possible that if aceclidine is used again in Europe, it could be used at the wrong dosage and increase the possibility that patients experience adverse side effects related to aceclidine. Any adverse side effects that arise from the use of any form of aceclidine could prevent or inhibit the commercialization of VIZZ and seriously harm our business. Furthermore, if manufacturer demand for aceclidine increases in the future, particularly as a result of generic forms of aceclidine becoming available, we may not be able to continue to obtain aceclidine on commercially reasonable terms, which would seriously harm our business.
In addition, any approved or commercial drug product having the same API, including off-label use of such approved drug products, such as Glaucostat and other generic forms of the API, could reduce the profitability of VIZZ in the United States and even if we obtain marketing approval from regulatory authorities outside of the United States. Any commercially available drug product having the same API could prevent us from or limit our ability to commercialize or to establish market share in the same jurisdiction even if we were to obtain marketing authorization in such jurisdiction.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of VIZZ.
Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. While VIZZ has been approved by the FDA, product liability claims relating to VIZZ could still result in an FDA or other regulatory authority investigation of the safety and effectiveness of such products, our manufacturing processes and facilities or our marketing programs. These investigations could potentially lead to a recall of VIZZ or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in injury to our reputation, withdrawal of clinical trial participants, costs to defend the related litigation, a diversion of management’s time and our resources, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize VIZZ and decreased demand for VIZZ. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels in the future. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business and cause our stock price to decline. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain or obtain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including those caused by product liability claims.
A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.
We are developing regulatory strategies for VIZZ outside the United States and, accordingly, we expect that we or our partners would seek regulatory approval of our product candidates outside of the United States. As such, we expect that we will be subject to additional risks related to operating in foreign countries if we or such partners obtain the necessary approvals, including:
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
Risks Related to Our Intellectual Property
If we are unable to obtain and maintain sufficient intellectual property protection for VIZZ, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully develop and commercialize VIZZ or other product candidates, if approved, may be adversely affected.
We rely upon a combination of patents, trademarks, trade secret protection, and confidentiality agreements to protect the intellectual property related to VIZZ and our other development programs and product candidates. Our success depends in part on our ability to obtain and maintain patent protection in the United States and other countries with respect to VIZZ or any future product candidates. If we are unable to obtain or maintain patent protection with respect to VIZZ or any future product candidates, and their uses, our business, financial condition, resultant operations and prospects could be materially harmed.
We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to VIZZ, our development programs, any other product candidates and novel discoveries that are important to our business, as appropriate. Our pending and future patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties, including generics. The patent prosecution process is expensive and time-consuming, and we may not be able to file, prosecute, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. Additionally, recent reforms and changes at government agencies of the United States and those of non-U.S. jurisdictions could increase the delays, uncertainties and costs surrounding the prosecution of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the USPTO and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications, and our ability to timely and adequately maintain, enforce, or defend our issued patents.
The patents and patent applications that we own may fail to result in issued patents with claims that protect VIZZ or any future product candidate in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application, or be used to invalidate a patent. Even if patents do successfully issue and even if such patents cover VIZZ or any future product candidate, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of VIZZ and any product candidates that we may develop. Further, the scope and coverage of such patents may be so narrow that a third party could successfully design around our patents without materially impacting the therapeutic effectiveness of the resulting drug product. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product or product candidates by obtaining and defending patents. These risks and uncertainties include the following:
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
•granted patents may not have a claim scope that covers VIZZ;
•patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
•our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or block our ability to make, use and sell our product or future product candidates;
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
If the patent applications we hold or may in-license in the future with respect to our development programs, products and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for VIZZ or any future product candidate, it could dissuade other companies from collaborating with us to develop products or product candidates, and threaten our ability to commercialize VIZZ or future product candidates. Any such outcome could have a materially adverse effect on our business.
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
Without patent protection for our current or future product and product candidates, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing, and regulatory review of new product and product candidates, patents protecting such products and product candidates might expire before or shortly after such products or product candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
We cannot be certain that the claims in patents or our pending patent applications directed to VIZZ or any of our future product candidates will be considered patentable by the USPTO, by patent offices in foreign countries, by the courts, or by other relevant authority. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim relevant to our business. There is no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. Even if the patents do issue based on the patent applications we own, co-own or exclusively license, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product or product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product and product candidates. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.
Patent terms may be inadequate to protect our competitive position on our product and product candidates for an adequate amount of time.
We rely on patent, trademark, trade secret and other intellectual property protection in the discovery, development, manufacturing and sale of VIZZ and any future product candidates. In particular, patent protection is important in the development and commercialization of VIZZ or any of our future product candidates. Patents covering VIZZ or any of our future product candidates normally provide market exclusivity, which is important in order for VIZZ or any of our future product candidates to become profitable.
Patent rights are of limited duration. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective filing date. Various extensions may be available, but the life of a patent, and the protection it affords is limited. Given the amount of time required for the development, testing, and regulatory review of new products and product candidates, patents protecting such candidates might expire before or shortly after such products or product candidates are commercialized. Even if patents covering our products and product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic products. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product or product candidates similar or identical to ours. Upon issuance in the United States, the term of a patent can be increased by patent term adjustment, which is based on certain delays caused by the USPTO, but this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. The term of a U.S. patent may also be shortened if the patent is terminally disclaimed over an earlier-filed patent.
One or more of our U.S. patents that cover VIZZ may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years beyond the normal expiration of the patent as compensation for patent term lost during drug development and the FDA regulatory review process, which is limited to the approved indication (or any additional indications approved during the period of extension). This extension is based on the first approved use of a product and is limited to only one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. Such patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Additionally, administrative changes at the USPTO or other applicable patent authorities, such as layoffs, reduced hiring, and/or funding, may result in delays in issuance of a patent or in accrual of patent term extension, thereby reducing the amount of patent term extension that could otherwise be received. Administrative changes (e.g., at the FDA or USPTO) may also lead to delays in review and analysis of regulatory submissions or requests for patent term extension, which could result in a patent term extension not being timely granted (e.g., before the expiration of the patent) and there may be no patent eligible for extension. Moreover, the applicable time-period or the scope of patent protection afforded could be less than we project or request. If we are unable to extend the expiration date of our existing patents or obtain new patents with longer expiry dates, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to obtain approval of competing products following our patent expiration and launch their product earlier than might otherwise be the case.
In addition, upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Upon submission of an ANDA or a 505(b)(2) NDA, an applicant must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification. We cannot guarantee that a patent that may cover VIZZ or a future product candidate can or will be appropriately listed in the Orange Book.
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
Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will be due to be paid to the USPTO and other foreign patent agencies in several stages over the lifetime of our patents and patent applications. The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. We employ reputable law firms and other professionals to help us comply with these provisions. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business. If we or any of our licensors fail to maintain the patents and patent applications covering VIZZ or any future product candidate, our competitors may be able to enter the market, which would have an adverse effect on our business, financial conditions, results of operations and growth prospects.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.
As the pharmaceutical industry expands and more patents are issued, the risk increases that VIZZ or any of our future product candidates may be subject to claims of infringement of the patent rights of third parties. There can be no assurance that our operations do not, or will not in the future, infringe, misappropriate or otherwise violate existing or future third-party patents or other intellectual property rights. Identification of third-party patent rights that may be relevant to our operations is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We cannot provide any assurances that third-party patents do not exist which might be enforced against our existing products or current technology, including our research programs, VIZZ, any of our future product candidates, their respective methods of use, and manufacture thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our current and future product candidates in any jurisdiction.
Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product and product candidates. We do not always conduct independent reviews of pending patent applications and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product or product candidates or the use of our product or product candidates. As such, there may be applications of others now pending or recently revived patents of which we are unaware. These patent applications may later result in issued patents, or the revival of previously abandoned patents, that may be infringed by the manufacture, use or sale of our product or product candidates or will prevent, limit or otherwise interfere with our ability to make, use or sell our product or product candidates.
The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. For example, we may incorrectly determine that our product or product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, and our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products or product candidates.
We may become involved in third-party claims of intellectual property infringement, which may delay or prevent the development and commercialization of VIZZ and any future product candidate.
Our commercial success depends in part on our ability to develop, manufacture, market and sell VIZZ and any future product candidates, while avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation, and administrative law proceedings, inter partes review, and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights who allege that our product or product candidates, uses and/or other proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product or product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization.
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
Also, there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our current and future products and product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our current or future products or product candidates may infringe.
In addition, third parties may obtain patent rights in the future and claim that use of our technologies infringes upon their rights. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product or product candidates, any molecules formed during the manufacturing process, methods of treating certain diseases or conditions that we are pursuing with our product or product candidates, our formulations including combination therapies, or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product or product candidate unless we obtained a license under the applicable patents, or until such patents expire. Such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further commercialize our current product and develop and commercialize one or more of our future products and product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement or other intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our affected products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product or product candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our products or product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our product or product candidates, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation to third parties.
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
We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For any patents and patent applications that we may license from third parties in the future, we may have limited or no right to participate in the defense of such licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our current or future products and product candidates. Such a loss of patent protection could harm our business.
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
Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our patents, any patents that may be issued as a result of our future patent applications, or other intellectual property rights, the risk-

adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.
Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product or any future product candidates.
As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents relating to VIZZ and any future product candidates. Obtaining, defending, maintaining and enforcing patents in the pharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, and may diminish our ability to protect our inventions, obtain, maintain, enforce and protect our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our future owned and licensed patents. The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (the “UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC over the first seven years of the court’s existence and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates due to increased competition and, resultantly, on our business, financial condition, prospects and results of operations.
We may not be able to protect our intellectual property rights throughout the world, which could impair our business.
Patents are of national or regional effect, and filing, prosecuting, and defending patents covering VIZZ and any future product candidate throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, even in jurisdictions where we do pursue patent protection. Consequently, we may not be able to prevent third parties from practicing our or any future licensors’ inventions in all countries outside the United States, even in jurisdictions where we or any future licensors do pursue patent protection, or from selling or importing products made using our or any future licensors’ inventions in and into the United States or other jurisdictions. Competitors may use our or any future licensors’ technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may have or obtain patent protection, but where patent enforcement is not as strong as that in the United States. These competitors’ products may compete with our products in such jurisdictions and take away our market share where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. In addition, certain jurisdictions do not protect to the same extent or at all inventions that constitute new methods of treatment. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our product or product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize VIZZ or any of our future product candidates in all of our expected significant foreign markets.
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
Because we expect to rely on third parties to manufacture VIZZ and any future product candidates, and we expect to collaborate with third parties on the continuing development of VIZZ and any future product candidates, we must, at times, share trade secrets with them. We also expect to conduct R&D programs that may require us to share trade secrets under the terms of our partnerships or agreements with CROs. We seek to protect our proprietary technology in part by entering into agreements containing confidentiality and use restrictions and obligations, including material transfer agreements, consulting agreements, manufacturing and supply agreements, confidentiality agreements or other similar agreements with our advisors, employees, contractors, CMOs, CROs, other service providers and consultants prior to disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:
•others may be able to make formulations or compositions that are the same as or similar to our current and future products and product candidates, but that are not covered by the pending patent applications or patents that we own or any pending patent applications or patents that we may in-license in the future;
•others may be able to make a product that is similar to our current and future products and product candidates that we intend to commercialize and that is not covered by the patents that we exclusively licensed and have the right to enforce;
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
•we cannot predict the scope of protection of any patent issuing based on our or any future licensors’ patent applications, including whether the patent applications that we own, or, in the future, in-licenses will result in issued patents with claims directed to our product or product candidates or uses thereof in the United States or in other foreign countries;
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

Any collaboration or partnership arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our current or future product candidates.
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
•collaborators may own or co-own intellectual property covering our current or future product candidates that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and
•a collaborator's sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.
If we fail to comply with our obligations under any license, collaboration or other agreements, such agreements may be terminated, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our product or future product candidates.
We may in the future license or otherwise acquire development or commercialization rights to current and future products and product candidates or data from third parties. If any future licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize future products and product candidates that may be subject of such licensed rights could be adversely affected. In spite of our efforts, any future licensors might conclude that we are in material breach of obligations under our license agreements. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture, and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. If such in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, our competitors will have the freedom to seek regulatory approval of, and to market, products identical to our product or product candidates and the licensors to such in-licenses could prevent us from developing or commercializing our current or future product candidates that rely upon the patents or other intellectual property rights which were the subject matter of such terminated agreements. Any of these events could adversely affect our business, financial condition, results of operations, and prospects.

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
•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product and product candidates, and what activities satisfy those diligence obligations;
•our right to transfer or assign the license;
•the inventorship or ownership of inventions and know-how resulting from the joint creation or use of intellectual property by any of our licensors and us and our partners; and
•the priority of invention of patented technology.
If disputes over intellectual property that we license prevent or impair our ability to maintain our licensing arrangements on acceptable terms, we may not be able to successfully develop and commercialize the affected product or product candidates, which would have a material adverse effect on our business.
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
If we are limited in our ability to utilize acquired technologies or current or future licensed technologies, or if we lose our rights to critical acquired or in-licensed technology, we may be unable to successfully develop, out-license, market and sell our current or future product candidates, which could prevent or delay new product introductions. Our business strategy depends on the successful development of acquired technologies, and current or future licensed technology, into commercial products. Therefore, any limitations on our ability to utilize these technologies may impair our ability to develop, out-license or market and sell our current product or future product candidates.

We may not be able to license or acquire new or necessary intellectual property rights or technology from third parties.
Because our development programs may in the future require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. Further, other parties, including our competitors, may have patents and have filed and are likely filing patent applications potentially relevant to our business. In order to avoid infringing these patents, we may find it necessary or prudent to obtain licenses to such patents from such parties. The licensing or acquisition of intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. No assurance can be given that we will be successful in licensing any additional rights or technologies from third parties. Our inability to license the rights and technologies that we have identified, or that we may in the future identify, could have a material adverse impact on our ability to complete the development of our product and product candidates or to develop additional products and product candidates. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. Failure to obtain any necessary rights or licenses may detrimentally affect our planned development of our current or future products and product candidates and costs could increase, extending timelines associated with the development of such products and product candidates if we fail to acquire necessary rights or licenses. We may even have to abandon the development of the relevant program or product candidate. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may enter into license agreements in the future with others to advance our existing or future research or allow commercialization of our existing or future products and product candidates. These licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology, products and product candidates in the future. In that event, we may be required to expend significant time and resources to redesign our product and product candidates, or the methods for manufacturing them, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product or product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current manufacturing methods, product, product candidates, or future methods or product candidates resulting in either an injunction prohibiting their manufacture or future sales, or, with respect to their future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.
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
VIZZ and any future product candidates we may seek to develop, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. Before we can commercialize any of our product candidates, we must obtain marketing approval. In July 2025, the FDA approved VIZZ (aceclidine ophthalmic solution) 1.44%, the first and only FDA-approved aceclidine-based eye drop for the treatment of presbyopia in adults, and we launched such product commercially in the United States in August 2025. We will require approval from applicable foreign regulatory authorities before we are able to market VIZZ in such foreign jurisdictions. Any future product candidate that we may seek to develop will require approval by the FDA and other comparable foreign regulatory authorities before we can commercialize such product.
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
Prior to obtaining approval to commercialize any drug product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other data. Even if we eventually complete clinical testing and receive approval for our product candidates, the FDA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the product’s commercial potential. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or after approval, or may object to elements of our clinical development programs. Development of our products and product candidates or regulatory approval may be delayed for reasons beyond our control.
Applications for VIZZ in foreign jurisdictions or any future product candidates in the United States and foreign jurisdictions could fail to receive regulatory approval for many reasons, including the following:
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
Of the large number of drugs in development, only a small percentage successfully complete the FDA or comparable foreign regulatory approval processes and are commercialized. Currently, VIZZ is only approved for commercial sale in the United States. The lengthy approval processes as well as the unpredictability of future clinical trial results may result in us failing to obtain regulatory approval to market VIZZ in foreign jurisdictions or our ability to obtain regulatory approval to market additional product candidates, which would significantly harm our business, results of operations and prospects.
Under the current administration, government shutdown, lapse in government appropriations, voluntary departures at the FDA, and layoffs due to the reduction in force initiative and other measures implemented by the government may impact the normal operations of the FDA as well as other federal agencies. The FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines for any future product candidates that we may develop. The FDA’s “real-time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if received for any of our future product candidates, can materially impact our competitive advantage and intellectual property. It is unclear how our industry will be impacted by the current government shutdown, policies and regulations implemented under the current administration and FDA leadership, or other executive orders. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence, compliance status, and regulatory review processes for any future product candidates with the FDA may be materially delayed or disrupted.
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
Before obtaining regulatory approval from the EMA or other foreign regulatory authorities for the sale of VIZZ for the treatment of presbyopia in adults or any additional indications that we may seek approval for, or other product candidates that we may develop in the future, we, among other requirements, must complete preclinical development and extensive clinical trials to demonstrate with substantial evidence the safety and efficacy of such product or other product candidates. Preclinical studies and clinical trials are expensive and time-consuming, and their outcomes are inherently uncertain. Failures can occur at any time during the development process. Product candidates often fail to demonstrate safety or efficacy of the product candidate studied for the target indication, and most product candidates that begin clinical trials are never approved.
While VIZZ received FDA approval in July 2025, we may fail to demonstrate with substantial evidence from adequate and well-controlled trials, and to the satisfaction of foreign regulatory authorities, that VIZZ or any future product candidates are safe and effective for their intended uses.
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
Further, if we or others identify adverse events or other side effects associated with VIZZ or any of our future products that obtain marketing approval, a number of potentially negative consequences could result, including:
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
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, currently, VIZZ is only approved for commercial sale in the United States, and although the FDA granted marketing approval of such product in the United States, this does not mean comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and pricing of the product candidate in those countries. A failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, the pricing of a prescription drug candidate is subject to regulatory approval before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
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
Despite FDA approval of VIZZ, we will be subject to ongoing regulatory obligations and continued regulatory oversight, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product or product candidates.
Despite FDA approval of VIZZ, such product will be subject to ongoing regulatory requirements applicable to manufacturing, labeling, packaging, storage, advertising, promoting, sampling, record-keeping and submission of safety or other post-market information, among other things. Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or requirements that we conduct potentially costly post-market testing and surveillance studies, including Phase 4 trials and surveillance to monitor the quality, safety and efficacy of the drug. An unsuccessful post-marketing study or failure to complete such a study could result in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.
Any new legislation addressing drug safety issues could result in delays in our product development or commercialization, or increased costs to assure compliance. We are also required to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drug products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we are not allowed to promote our products for indications or uses for which they do not have approval, commonly known as off-label promotion. The holder of an approved NDA must submit new or supplemental applications and obtain prior approval for certain changes to the approved product, product labeling, or manufacturing process. A company that is found to have improperly promoted off-label uses of its products may be subject to significant civil, criminal and administrative penalties.
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
VIZZ is directed to the out-of-pocket, cash-pay market in the United States, which we believe makes the market less sensitive to changes in insurance coverage and reimbursement. That said, changes in healthcare legislation and healthcare cost containment measures could impact the pricing of other products and procedures that compete with VIZZ, which can indirectly impact our pricing strategy and profitability. If a competitor treatment is covered by health plans or has more favorable pricing for consumers, the pricing of VIZZ may be negatively impacted, which could have a material adverse effect on our ability to generate revenue and to attain profitability. Additionally, the out-of-pocket, cash-pay market for our patient population may be negatively impacted by other price increases and market conditions, including rising costs of other consumer goods, which patients may prioritize over any product candidates we may commercialize.
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
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the “IRA”), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. In September and October 2025, the government announced the first two agreements with two major pharmaceutical companies to bring American drug prices in line with the lowest paid by other developed nations, requiring the companies to offer medicines at a deep discount off the list price when selling directly to American patients. Such agreements and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges, as well as future legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration, including the Department of Government Efficiency, on our company and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control prescription drug pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or product candidates or additional pricing pressures.
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
•the demand for our products;
•our ability to set a competitive price that we believe is fair for our products;
•our ability to generate revenue and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.
The implementation of cost containment measures or other healthcare reforms may lower the pricing of competitor products or procedures, which in turn may constrain the pricing of our products, and prevent us from being able to generate revenue, attain profitability or commercialize our products.
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
Although VIZZ is directed to the out-of-pocket, cash-pay market in the United States, our current and future arrangements with healthcare professionals, clinical investigators, CROs, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval.
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

Risks Related to Our Reliance on Third Parties
We contract with third parties for the manufacture of VIZZ, and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of VIZZ or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We do not currently have the infrastructure or internal capability to manufacture supplies of VIZZ for use in development and commercialization. We relied on third-party manufacturers for the production of our product for our clinical trials and expect to continue to rely on third-party manufacturers for the commercial supply of VIZZ. Furthermore, the raw materials for our product are sourced, in some cases, from a single-source supplier.
We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•the failure of the third party to manufacture VIZZ according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over the supply of VIZZ or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
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
•the failure of the third party to manufacture VIZZ according to our specifications;
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
We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or others, we will not be able to secure and/or maintain marketing approval for our manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of VIZZ, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain and/or maintain marketing approval for, or market VIZZ. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations. Our current and anticipated future dependence upon others for the manufacture of VIZZ may adversely affect our future profit margins and our ability to commercialize VIZZ on a timely and competitive basis.

The manufacture of drugs is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of VIZZ for patients could be delayed or prevented.
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
We have relied, and expect to continue to rely on third parties, including independent clinical investigators and CROs, to conduct, supervise and monitor certain aspects of our clinical trials and any future preclinical studies. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain and/or maintain regulatory approval for or commercialize our product or product candidates, or such approval or commercialization may be delayed, and our business could be substantially harmed.
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
Further, these investigators and CROs are not our employees and we are not able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If independent investigators or CROs fail to devote sufficient resources to the development of our product candidates, if CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for such product candidates would be harmed, our costs could increase and our ability to generate revenue from any such product candidates could be delayed or precluded entirely.
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
We have entered into license and collaboration agreements with various partners and depend on these partners to develop and commercialize products within the territories referenced in the respective license and collaboration agreements. We have limited control over how our partners will conduct development and commercialization activities for VIZZ or LNZ101.
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
The market price of our common stock has been, and may continue to be, subject to significant fluctuations. For example, from April 1, 2024 through September 30, 2025, the closing price for our common stock ranged from a low of $14.68 to a high of $46.58 per share. Some of the factors that may cause the market price of our common stock to fluctuate include:
•announcement of our results of operations and updates regarding our business, including as related to any financial and operational guidance we may provide;
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
•general economic conditions and trends and price and volume fluctuations in the overall stock market from time to time;
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
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or our stockholders. We continually assess the impact of various tax reform proposals in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we will make about our future taxable income. For example, legislation commonly known as the “One Big Beautiful Bill Act” (OBBBA) was enacted in July 2025 and we are evaluating the tax impact of OBBBA to us. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. Such changes, among others, may adversely affect our effective tax rate, results of operation, and general business condition.
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
Under current law, U.S. federal NOLs generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income for taxable periods beginning after December 31, 2020. Many state jurisdictions conform to federal law for this purpose or have similar provisions that limit the deductibility of state NOL carryforwards in a taxable period. In addition, under Sections 382 and 383 of the Code, U.S. federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage within a rolling three-year period. During the year ended December 31, 2024, the Company completed a Section 382 analysis and determined that an ownership change more likely than not occurred on March 21, 2024 as a result of the Merger. The ownership change resulted in a limitation that will reduce the total amount of NOL and tax credit carryforwards disclosed that can be utilized to offset future taxable income. The Company adjusted the carryforward attributes accordingly, with an offsetting adjustment to the valuation allowance. Subsequent ownership changes may affect the limitation in future years. To the extent we have experienced or will experience an ownership change(s), our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities by us during the quarter ended September 30, 2025 that were not previously reported in current reports on Form 8-K filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
On August 11, 2025, Evert Schimmelpennink, Chief Executive Officer of the Company, entered into a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 trading plan provides for the sale of 225,000 shares of the Company’s common stock related to the exercise of option awards granted to Mr. Schimmelpennink. This 10b5-1 trading plan will become effective on January 19, 2026 and will terminate on June 30, 2026, subject to earlier termination as provided in the plan.
On August 12, 2025, Shawn Olsson, Chief Commercial Officer of the Company, entered into a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 trading plan provides for the sale of 66,891 shares of the Company’s common stock related to the exercise of option awards granted to Mr. Olsson. This 10b5-1 trading plan will become effective on November 17, 2025 and will terminate on October 19, 2026, subject to earlier termination as provided in the plan.
During our last fiscal quarter, none of our other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.
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

Dated: November 5, 2025
	By:	/s/ Evert Schimmelpennink
	Name:	Evert Schimmelpennink
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2025
	By:	/s/ Daniel Chevallard
	Name:	Daniel Chevallard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)