Form 10-K
period 2025-12-31
LENZ Therapeutics, Inc.
filed 2026-03-24
CIK 1815776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on June 30, 2025, as reported by The Nasdaq Stock Market LLC, was $690.1 million. Shares of common stock held by each executive officer and director and by each other person who is deemed to be an affiliate of the registrant have been excluded from such computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 18, 2026, 31,354,394 shares of the registrant's common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2025. Except with respect to information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:
•our plans relating to commercializing VIZZ®, including the anticipated timing and geographic areas of focus and sales strategy;
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
•the impact of existing laws and regulations and regulatory developments in the United States (“U.S.”) and other jurisdictions;
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

Part I
Item 1. Business
Overview
We are a commercial pharmaceutical company focused on the development and commercialization of innovative therapies to improve vision. On July 31, 2025, the United States (“U.S.”) Food and Drug Administration (“FDA”) approved VIZZ® (aceclidine ophthalmic solution) 1.44%, formerly known as LNZ100, the first and only FDA-approved aceclidine-based eye drop for the treatment of presbyopia, a condition impacting an estimated 1.8 billion people globally and 128 million people in the U.S. We are commercializing VIZZ in the U.S. and continue to establish licensing and distribution partnerships internationally to provide access to VIZZ globally. We believe that a once-daily pharmacological eye drop that can effectively and safely improve near vision throughout the full workday, without the need for reading glasses, is a highly attractive commercial product with an estimated U.S. market opportunity in excess of $3 billion. It is our goal to successfully commercialize VIZZ, and we have assembled an executive team with extensive clinical and commercial experience to execute this goal and become the category leader.
We commercially launched VIZZ in the U.S. in August 2025, with direct-to-eye care professional sales and marketing activities initiated immediately upon approval. Professional product sample distribution by the sales force to optometrists and ophthalmologists and commercial product shipments to customers via our e-pharmacy partner were initiated in October 2025, and product became broadly available in retail pharmacies beginning in November 2025.
VIZZ (aceclidine ophthalmic solution) 1.44% is a once-daily eye drop developed to restore clear near vision for up to 10 hours. VIZZ is powered by aceclidine, highlighted by its differentiated mechanism of action as a predominantly pupil-selective miotic that interacts with the iris, with minimal ciliary muscle stimulation. VIZZ contracts the iris sphincter muscle resulting in a pinhole effect and uniquely achieves a sub-2mm pupil that extends depth of focus to significantly improve near vision without causing a myopic shift. Aceclidine, the sole active ingredient in VIZZ, is a new chemical entity (“NCE”) in the U.S. and its FDA approval marks a global first for the treatment of presbyopia. VIZZ has patent protection until 2044 in the U.S., at a minimum, due to a robust intellectual property portfolio underpinned by issued patents.
In the safety and efficacy trials of our Phase 3 study (“CLARITY 1 and 2”), VIZZ achieved the primary endpoints and key secondary endpoints, with statistically significant three-lines or greater improvement in Best Corrected Distance Visual Acuity (“BCDVA”) at near, without losing one or more lines in distance visual acuity. In the vehicle-controlled CLARITY 2 trial, the day 1 results showed (all p<0.0001):
•Rapid onset: 71% achieved three-lines or greater improvement at 30 minutes.
•Primary endpoint: 71% achieved three-lines or greater improvement at 3 hours.
•Long duration: 40% achieved three-lines or greater improvement at 10 hours.
Near vision improvement was reproducible and consistent across both CLARITY 1 and 2 throughout the four-week study periods. VIZZ was well-tolerated with no serious treatment-related adverse events observed in the over 30,000 treatment days, including the six-week safety study period in CLARITY 1 and 2, and the six-month period in the CLARITY 3 Phase 3 long-term safety trial (collectively, the “CLARITY study”).
It is estimated that there are 1.8 billion presbyopes globally and 128 million presbyopes in the U.S. As people age, the crystalline lens in their eyes gradually hardens, resulting in a loss of lens elasticity that reduces the ability of the lens to increase its curvature and refractive power to focus incoming light for near vision onto the retina, known as accommodation. Although the progression of presbyopia is gradual, presbyopes often experience an abrupt change in their daily life as the symptoms become more pronounced starting in their mid-40s, when reading glasses or other corrective aids are suddenly necessary to read text or conduct close-up work. Presbyopia is typically self-diagnosed and self-managed with over-the-counter reading glasses, or managed, after evaluation by an eye care professional (“ECP”), with prescription reading or bifocal glasses or multifocal contact lenses. Currently, the only FDA approved and marketed pharmaceutical treatments for presbyopia are Vuity, launched by AbbVie, Qlosi, marketed by Orasis, and a generic version of Vuity, launched by Amneal Therapeutics. In January 2026, the FDA approved Yuvezzi, which may be launched in Q2 2026 by Tenpoint Therapeutics.
Based on data collected in a third-party study commissioned by us in early 2023 that is further described in the section “Market Opportunity,” we found that presbyopes have high willingness to use a daily prescription eye drop that improves their near vision throughout the full workday. We expect that there will be a wide range of presbyopes that will be interested in using the eye drops at least four times a week. We believe that VIZZ will become the leading brand for presbyopes, by improving near vision throughout the full workday.
VIZZ is formulated with aceclidine, a miotic, and is designed to achieve optimal pupil diameter without negatively impacting distance vision, a key limitation of other miotics. Miotics are compounds that cause pupil constriction, or miosis, creating a pinhole effect that enables better focus of incoming light from near objects onto the retina. Research has shown that a pupil diameter below two millimeters (2mm) is optimal for presbyopia treatment and results in clinically meaningful improvement in near vision. Unlike other miotics such as pilocarpine and carbachol, aceclidine's mechanism of action is pupil-selective, meaning it can activate the iris sphincter muscle and cause miosis of the pupil to a diameter below 2mm without overstimulating the ciliary muscles that can cause a myopic shift and impair distance vision. As a result, aceclidine does not require any remaining accommodation to improve near vision, broadening its benefits to older presbyopes whose lens has lost this capacity. Therefore, we expect that users may be able to benefit from treatment even as they age from mid-40s to well into their mid-70s and across a broad range of refractive errors, as demonstrated in the CLARITY trial, and further evidenced by real-world experience from thousands of consumers who have purchased VIZZ.
While aceclidine is a NCE in the U.S., it has a long-established history outside of the U.S., having been approved in Europe since the 1970s for the treatment of glaucoma and marketed by Merck under the brand Glaucostat, at higher concentrations than in VIZZ and up to four times a day. Given the known favorable tolerability profile of aceclidine, VIZZ’s sole active ingredient, its decades-long use, and unique mechanism of action, we believe VIZZ can treat the broadest population of presbyopes and will become the category leader.
We will continue to execute our robust commercial strategy in the U.S., including our recently-launched, comprehensive direct-to-consumer marketing campaign which was initiated in Q1 2026. We retain the flexibility to not only execute on the commercialization of VIZZ, but to also remain opportunistic in developing, in-licensing or partnering other products or product candidates to further leverage our commercial infrastructure to drive growth and operating leverage.
To execute our vision, we have assembled a team with extensive experience in building successful life science and consumer product companies. Our team has helped launch and commercialize over a dozen ophthalmic products and therapies, including Acuvue, Alphagan P, Combigan, Dailies AquaComfort Plus, Durysta, Latisse, Lumigan, Pred Forte, Refresh, Restasis, Truetear, and Vuity, as well as major consumer-focused brands such as Red Bull, Dermalogica, Botox, Herbalife and Ray-Ban. Members of our management team have held senior positions at Alcon, Allergan, Alvotech, Avanir, Bausch + Lomb, Coca-Cola, Dermalogica, Herbalife, Hospira, Johnson & Johnson, Pfenex, Pfizer, Red Bull, STAAR, VISX, Prometheus Laboratories, Regulus Therapeutics and others. We have also engaged a strong team of medical advisors across the ophthalmology and optometry fields. Our team is further supported by a strong group of investors that share our commitment to helping the millions of people experiencing symptoms of presbyopia in the U.S. and globally.
LENZ Strategy
We are a commercial pharmaceutical company focused on the development and commercialization of innovative therapies to improve vision. We are commercializing VIZZ in the U.S. and continue to establish licensing and distribution partnerships internationally to provide access to VIZZ globally, and we intend to do so by pursuing the following key strategic objectives:
•Capitalize on the unique characteristics of aceclidine through VIZZ. A key part of our strategy was the selection and development of aceclidine as a miotic agent for the treatment of presbyopia. As the only known pupil-selective miotic, aceclidine has a unique mechanism of action that we believe should allow for development as a category leading eye drop for presbyopia. We have since demonstrated our ability to enable rapid onset, degree and duration of near vision improvement with minimal risk of having a negative impact to distance vision in multiple clinical trials, and as evidenced by real-world experience from thousands of consumers since launch. Furthermore, we believe that aceclidine can address both a wider age range of presbyopes from mid-40s to well into their mid-70s, as well as broader refractive range, relative to currently available eye drops.
•Commercialization of VIZZ. On July 31, 2025, the FDA approved VIZZ, the first and only FDA-approved aceclidine-based eye drop for the treatment of presbyopia in adults. The Company commercially launched VIZZ in the U.S. in August 2025, with direct-to-eye care professional sales and marketing activities initiated immediately upon approval. Professional product sample distribution by the sales force to optometrists and ophthalmologists and commercial product shipments to customers via our e-pharmacy partner were initiated in October 2025, and product became broadly available in retail pharmacies beginning in November 2025. VIZZ is the first and only aceclidine-based product approved by the FDA. VIZZ has five years of NCE exclusivity in the U.S., expiring in July 2030. Our objective is to best create loyalty and value based on an "all eyes, all day" brand mission.
•Focused commercial strategy across U.S. ECPs and presbyopes. We are focused on targeting and partnering with the estimated 15,000 ECPs who prescribed over 85% of the pharmaceutical presbyopia prescriptions in the U.S. in 2022 to enable efficient commercialization and rapid adoption of our product. Prior to FDA approval, we educated ECPs on the importance of pupil-selective miotics that have a clinical profile that reduces pupil diameter below 2 mm without overstimulating the ciliary muscles with our EYEAMSELECTIVE campaign. Since launch, we have communicated the efficacy profile of VIZZ and highlighted the value proposition of an alternative treatment option for presbyopia for ECPs. In parallel, our commercial team has deployed a cost-effective, highly targeted and digitally-focused consumer strategy to identify, target, and build loyalty among presbyopes in the U.S. We are commercializing VIZZ through the self-pay healthcare market (without third-party reimbursement), which is strategically advantageous in the U.S. and enables immediate patient access and volume-based pricing strategies. Through the Make It VIZZable direct-to-consumer campaign, we have launched a comprehensive consumer marketing strategy to ensure patients request VIZZ by name.
•Expand our experienced commercial team with the capabilities of a leading consumer-focused company. We have built a leadership team with extensive experience across successful life science and consumer product companies who have launched and commercialized over a dozen ophthalmic products and therapies and well-known consumer-focused brands. Our leadership team is complemented by a team of leading medical advisors across the ophthalmology and optometry fields. We established our existing commercial capabilities and a sales organization of over 100 individuals to execute the commercial launch of VIZZ, and we have initiated the expansion of our sales organization to support growing demand and a broad prescriber base.
•Continue to strengthen our intellectual property portfolio. We have developed and continue to expand a strong portfolio of intellectual property for the treatment of presbyopia with aceclidine-based eye drops. We have patent protection until 2044, at a minimum, in the U.S. due to a robust intellectual property portfolio underpinned by issued patents. VIZZ is the first FDA-approved aceclidine-based product and also eligible for five years of NCE exclusivity in the U.S. We plan to actively seek to obtain, where appropriate, the broadest intellectual property protection possible by filing for additional patents or other applicable intellectual property protection covering new or enhanced proprietary technology, including new methods of use, formulations, and dosing regimens. We also rely on regulatory frameworks, trademarks, trade secrets, know-how, and continuing technological innovation and may consider in-licensing opportunities to develop and maintain our proprietary position.
•Opportunistically evaluate strategic and commercial opportunities. We are focused on commercializing in the U.S. on our own. In addition, we have entered into a license and collaboration agreement (the “CORXEL License”) with CORXEL Pharmaceuticals (formerly known as Ji Xing Pharmaceuticals Hong Kong Limited) (“CORXEL”) to develop and commercialize LNZ100 (commercially known as VIZZ in the U.S.) in Greater China, a license and commercialization agreement with Lotus Pharmaceutical Co. LTD. (the “Lotus License”) to commercialize VIZZ in the Republic of Korea, the Kingdom of Thailand, Republic of the Philippines, the Socialist Republic of Vietnam, Malaysia, Negara Brunei Darussalam, the Republic of Indonesia, and the Republic of Singapore (collectively, “South Korea and Southeast Asia”), and Laboratoires Théa (the “Théa License”) to commercialize VIZZ in Canada. We also entered into a distribution agreement with Lunatus Global Medical Supplies (the “Lunatus Distribution Agreement”) to sell VIZZ in a nine-country region in the Middle East, including the United Arab Emirates, Kingdom of Saudi Arabia, Kuwait, Qatar, Bahrain, Oman, Jordan, Lebanon, and Iraq (collectively, the “Middle East”). We continue to opportunistically seek partnerships for Europe, Latin America and other markets. For more details, see the subsection entitled “Ex U.S. License and Distribution Agreements.” We believe VIZZ can serve as a cornerstone product for building a suite of ophthalmology biopharmaceuticals. As a result, we may acquire other products or product candidates that we believe can make a substantial impact on vision and yield high user satisfaction. We may seek to maximize the commercial infrastructure and relationships with ECPs that we are currently building for VIZZ to potentially offer a broad portfolio of ophthalmology biopharmaceuticals to our users to drive growth and operating leverage.

Presbyopia
Background
Presbyopia is the inevitable loss of near vision associated with aging. It impacts the daily lives of nearly all people over 45. As people age, the crystalline lens in their eyes gradually hardens and becomes less able to change shape. This loss of elasticity of the lens reduces the ability of the lens to focus incoming light from near objects onto the retina. Adults over age 50 lose on average 1.5 lines of near vision every six years. Although the progression of presbyopia is gradual, presbyopes often experience an abrupt change in their daily life as the symptoms become more pronounced starting in their mid-40s, when reading glasses or other corrective aids are suddenly necessary to read text or conduct close-up work. Presbyopia is typically self-diagnosed and self-managed with over-the-counter reading glasses, or managed, after evaluation by an ECP, with prescription reading or bifocal glasses or multifocal contact lenses. Currently, the only FDA approved and marketed pharmaceutical treatments for presbyopia are Vuity, launched by AbbVie, Qlosi, marketed by Orasis, and a generic version of Vuity, launched by Amneal Therapeutics. In January 2026, the FDA approved Yuvezzi, which Tenpoint Therapeutics indicated may be launched in Q2 2026.
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
Market Opportunity
Presbyopia impacts an estimated 1.8 billion people globally and 128 million people in the U.S., which makes it the most prevalent ophthalmology indication, outside latent refractive errors. On an addressable population basis, presbyopia is almost four times greater than dry eye disease and three times greater than childhood myopia, macular degeneration, diabetic retinopathy and glaucoma combined. Furthermore, the market opportunity for presbyopia is growing due to the aging of the general population. As people continue working and stay active longer, they will require effective treatment for presbyopia for near vision acuity in their daily lives.
Presbyopia is a consumer-driven and cash pay market that requires intense focus on the needs and desires of presbyopes. We believe that the likely demand for a pharmaceutical option is driven by multiple factors, most notably presbyopes seeking to have a functional visual benefit in their day-to-day life, as well as those that want the cosmetic benefit of not requiring reading glasses. From a functional and cosmetic perspective, we see many similarities to the market dynamics between contact lenses and glasses. The contact lens market has grown to approximately $17 billion globally and approximately $6 billion in the U.S. in 2022. Contact lens users tend to have strong brand loyalty and the market has shown they are willing to spend out of pocket as an alternative to glasses for a variety of factors, including convenience, a more natural field of vision, enabling an active lifestyle and the ability to look younger. Similarly, over 10 million individuals have elected to complete laser vision correction, such as LASIK, which demonstrates a willingness to undergo elective surgical procedures to improve vision. Additionally, global sales of Botox injections for non-therapeutic applications, such as for cosmetic purposes, were $2.7 billion in 2024, demonstrating a high willingness to pay out of pocket for differentiated pharmaceutical brands. Currently, as people begin to develop presbyopia, they often have to stop using contact lenses, which seldom allow for simultaneous effective distance and near vision correction. A prescription eye drop that can be used in combination with distance correcting lenses can allow patients to stay in their contact lenses longer.
In early 2023, we commissioned a third-party consultant to conduct a market research study of at least 1,000 presbyopes in the U.S., ranging from ages 45 to 74, through an online survey. The third-party consultant contacted and screened individuals who self-identified to be open to online surveys to ensure the participants satisfied the pre-specified age and near vision acuity requirements and that the group of respondents were balanced in gender and household income. Of the individuals screened, 1,358 individuals were qualified and completed the survey, and approximately 95% indicated they would "consider" using a once-daily prescription eye drop for up to 10 hours of near vision improvement, including 60% who indicated they would “seriously consider” using such eye drop. Furthermore, survey results from participants in our CLARITY 1 & 2 clinical trials showed that 75% of participants would continue to use VIZZ after the clinical trials, of which 81% would use such eye drop at least four times a week.

Blockbuster potential in largest eye care market

Huge patient population

128M
103M
Glaucoma
Diabetic Retinopathy
Macular Degeneration
Childhood myopia
Demodex Blepharitis
Dry eye
Presbyopia
Everything else*

Real patient feedback

60%
would seriously consider a once-daily drop for presbyopia[1]

75%
would continue to use VIZZ after the study[2], of which,

81%
would use 4–7 days per week[2]

Blockbuster potential

$3B
at conservative 6% adoption or ~8M users and 42% refill rate

$79
1-month supply (25 vials)

Large TAM and ex-US markets can provide additional growth opportunities

*Everything else includes dry eye disease, demodex blepharitis, childhood myopia, macular degeneration, diabetic retinopathy, and glaucoma. 1. LENZ commissioned survey of 1,358 presbyopes. 2. Pooled responses of VIZZ in CLARITY 1 & 2 on Day 28, n=223. Based on patient questionnaire "Reflecting on the last 30 days."

We believe there is high demand for prescription eye drop-based treatments. Furthermore, the market opportunity for presbyopia is growing due to the aging of the general population and as people continue working and stay active longer they will require effective treatment for presbyopia for near vision acuity in their daily lives. Assuming a 6% adoption rate of the addressable presbyope patient population in the U.S., we estimate there are eight million potential users in the U.S. for VIZZ, well below our estimate of the number of users of other out-of-pocket products such as LASIK. Using the price for a one-month supply of VIZZ of $79 and assuming a 42% refill rate (or five refills in a twelve-month period), we estimate a U.S. market opportunity in excess of $3 billion.
Approaches to Manage or Treat Presbyopia and Their Limitations
Prior to FDA approval of VIZZ in July 2025, the primary options available for the management of presbyopia were primarily limited to reading glasses or multi-focal glasses and contact lenses. Currently, the only other FDA approved and marketed pharmaceutical treatments for presbyopia are Vuity, launched by AbbVie, Qlosi, marketed by Orasis, and a generic version of Vuity, launched by Amneal Therapeutics. In January 2026, the FDA approved Yuvezzi, which Tenpoint Therapeutics indicated may be launched in Q2 2026.
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
Eye Drops
Eye drops can be an attractive method of treatment for presbyopia, especially when they only need to be dosed once daily and effectively improve near vision throughout the full workday. Such an option can obviate the need to carry and wear reading glasses.
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
Comparison of Miotics
VIZZ is designed and formulated with aceclidine, a unique miotic, to achieve the below 2mm pupil diameter without negatively impacting distance vision, a key limitation seen by other miotics. Unlike other miotics such as pilocarpine and carbachol, aceclidine’s mechanism of action is pupil-selective, meaning it can activate the iris sphincter muscle and cause miosis without overstimulating the ciliary muscles that can cause a myopic shift and impair distance vision. Due to its pupil-selectivity and its ability to reduce the pupil diameter below 2mm, aceclidine does not require any remaining accommodation to improve near vision, broadening its benefit to older presbyopes whose lens has lost this capacity.
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

In addition to the independence ratio, another independent, peer-reviewed, academic in vivo study4 looked at the correlation of pupil diameter and visual distortion caused by the myopic shift of various miotics, including aceclidine at a concentration different from VIZZ, which contains 1.44% aceclidine. The distortion is expressed in diopters ("D"), a measurement of focusing strength and distance used widely by ECPs to measure vision. Less change in diopter strength equates to lower disruption to distance vision. The results show that, among 40- to 60-year-old patients, treatment with 2% aceclidine results in reducing the pupil diameter below 2 mm with a negligible myopic shift as compared to 2% pilocarpine and 3% carbachol which drive respectively a -1.3D and -1.15D of myopic shift, respectively. A 1.0D myopic shift changes 20/20 vision to 20/50 distance vision, which can be measured as a decrease of four lines of vision in an eye exam. 20/20 visual acuity means that a person can see at 20 feet what should normally be seen at that distance. 20/50 visual acuity means that a person needs to be at 20 feet to see what a normal person can see at 50 feet. A minimum of 20/40 vision is required to complete a driver’s test, so the >1.0D myopic shift caused by pilocarpine and carbachol is enough to make an otherwise able driver now unfit to drive.
_________________________________________
3H Ishikawa, L DeSantis, PN Patil, Selectivity of muscarinic agonists including (+/-)-aceclidine and antimuscarinics on the human intraocular muscles, J Ocul Pharmacol Ther. 1998 Aug;14(4):363-73
4J. François; F. Goes, Ultrasonographic Study of the Effect of Different Miotics on the Eye Components, Ophthalmologica (1977) 175 (6): 328–338.

Aceclidine mechanism of action is pupil-selective

Iris sphincter stimulation[2]
Corresponding ciliary stimulation[2]
2% aceclidine
1.40mm
−0.17 diopters myopia
0.078mm lens shift
0.07mm increase in lens thickness
2% pilocarpine
1.35mm
−1.3 diopters myopia
0.234mm lens shift
0.2mm increase in lens thickness
3% carbachol
1.63mm
−1.15 diopters myopia
0.24mm lens shift
0.26mm increase in lens thickness

Pinhole data at 45 minutes. Measurements for patients aged 40-60 years. Study based on glaucoma drug concentrations; actual concentration used in presbyopia is different.[2]

References: 1. VIZZ [prescribing information]. Solana Beach, CA; LENZ Therapeutics, Inc. 2025. **2.** François J, et al. *Ophthalmologica.* 1977;175(6):328-338. doi:10.1159/000308677

LENZ THERAPEUTICS

When using non-pupil selective miotics, a trade-off is required between improvement in near vision and reduction in distance vision. Because aceclidine is a pupil-selective miotic and can reduce pupil diameter below 2 mm without overstimulating the ciliary muscles, no such compromise is needed.
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
Furthermore, Vuity was primarily tested in younger presbyopes ranging from ages 40 to 55 with the average age of 50 in each of its Phase 3 GEMINI trials. Therefore, we expect that older users may experience even less effect as they have little or no remaining accommodation to be activated to improve near vision, and Vuity has not been shown to reduce pupil diameter below 2mm.

Prior to the approval of VIZZ, the treatment paradigm for presbyopia has left much to be desired and was largely limited to symptom management or insufficiently effective pharmaceutical options. Evidence from patient surveys on their experience demonstrates patient appetite for a longer-lasting and holistic solution to the treatment of presbyopia.
Our Solution: VIZZ
VIZZ (aceclidine ophthalmic solution) 1.44% is a once-daily eye drop developed to restore clear near vision for up to 10 hours. Aceclidine is the sole active ingredient in VIZZ and provides rapid and durable near vision improvement. VIZZ is preservative-free and provided in single-dose vials, which is a convenient delivery method for eye drops for users. In our CLARITY 1 and CLARITY 2 Phase 3 trials, VIZZ achieved its pre-specified primary endpoint of three-lines or greater improvement in BCDVA at near without losing one or more lines in distance visual acuity at three hours post-treatment, with a response rate of 71% (p<0.0001) compared to 8% for vehicle. Based on these positive results in our Phase 3 trial, we selected VIZZ as our lead product candidate and submitted a New Drug Application (“NDA”) to the FDA in August 2024. On July 31, 2025, the FDA approved VIZZ, making it the first and only aceclidine-based product approved by the FDA. Professional product sample distribution by the sales force to optometrists and ophthalmologists and commercial product shipments to customers via our e-pharmacy partner were initiated in October 2025, and product became broadly available in retail pharmacies beginning in November 2025.
_________________________________________
1 CLARITY 2 - Vehicle controlled, day 1 results (n=72)
2 Pooled responses of VIZZ in CLARITY 1 & 2 on day 28 (n=233)
3 CLARITY 1, 2 & 3
Aceclidine
We selected aceclidine, the key ingredient in VIZZ, for presbyopia because of its pupil-selective mechanism of action. The formulation was specifically designed to achieve a below 2 mm pupil diameter without negatively impacting distance vision, a key limitation seen with other miotic agents, such as pilocarpine and carbachol. As evidenced above in the independence ratio and degree of myopic shift, aceclidine as an agent has robust clinical evidence to support the mechanism of action in achieving the key measures to both improve vision in normal and low light, while avoiding a myopic shift that impairs distance vision. Additionally, due to this pupil-selective mechanism of action, aceclidine does not require any remaining accommodation.
Furthermore, aceclidine has also been used in Europe since the 1970s as an eye drop for treatment of glaucoma and was marketed by Merck under the brand name Glaucostat. Aceclidine was previously marketed in at least twelve European countries, during which time over 400 million doses were administered up to four times a day and at higher concentrations than proposed for VIZZ, and it was well-tolerated with no known reports of tachyphylaxis, which is a sudden decrease in drug response. Aceclidine’s pupil-selective mechanism of action and reduced effect on the ciliary muscles made it a less desirable glaucoma treatment because it did not lower pressure as much as other marketed miotics. For the same reasons, it is potentially a better treatment for presbyopia than those other miotics. Though it has been used extensively throughout Europe, aceclidine was never commercialized in the U.S., reportedly because the lyophilized, or freeze-dried, nature of the glaucoma product presented complex supply chain issues. Nonetheless, given aceclidine’s broad safety profile, documented through decades of commercial use in Europe, and unique mechanism of action, we believe VIZZ has the potential to treat a broad population of presbyopes globally as they are ready-to-use, stable liquid formulations of aceclidine.
CLARITY Phase 3 Clinical Trials (the “CLARITY Study”)
In April and June 2024, we reported topline and capstone results, respectively, from the CLARITY study, a Phase 3 multi-center, double-masked, randomized, controlled, efficacy and safety study for VIZZ and LNZ101 for the treatment of presbyopia. The CLARITY study is comprised of three Phase 3 trials:
•CLARITY 1 (“NCT05656027”) is a six-week, multi-center, double-masked, randomized trial that evaluated the efficacy and safety of VIZZ and LNZ101. CLARITY 1 enrolled 469 participants, who were randomized to receive VIZZ, LNZ101 or brimonidine (at a 1:1:1 ratio) bilaterally.
•CLARITY 2 (“NCT05728944”) is also a six-week, multi-center, double-masked, randomized, Phase 3 evaluation of the efficacy and safety of VIZZ and LNZ101 for the treatment of presbyopia. CLARITY 2 enrolled 229 participants, who were randomized to receive VIZZ, LNZ101 or vehicle (at a 1:1:1 ratio) bilaterally.
•CLARITY 3 (“NCT05753189”) is a six-month multi-center, double-masked, randomized, Phase 3 long-term safety study of VIZZ and LNZ101 for the treatment of presbyopia. CLARITY 3 enrolled 361 participants, who were randomized to receive VIZZ, LNZ101 or vehicle (at a 2:2:1 ratio) bilaterally.
The trials enrolled a total of 1,059 participants ranging from ages 45 to 75, and a refractive range of -4.0D SE to +1.0D SE with a baseline near visual acuity of 20/50 or worse. Some participants had previously undergone prior vision correction, such as LASIK, or cataract extraction with lens implant (referred to as "pseudophakia"). At the first visit, the participants were randomly assigned to one of three cohorts, which determined whether the participant would be treated with VIZZ, LNZ101 or the control, which was brimonidine for CLARITY 1 and vehicle for CLARITY 2 and 3. Participants used their assigned treatment agent every day once-daily. An aggregate of 234 participants in CLARITY 1 and 2 combined were assigned to use VIZZ over the 42-day safety study period and in CLARITY 3, 144 participants assigned to use VIZZ over the 180-day period, resulting in more than 30,000 VIZZ treatment days across all three CLARITY trials.
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
Summary Trial Results
VIZZ achieved the primary endpoint of three-lines or greater improvement in near visual acuity at three hours post-treatment (with all p-value <0.0001), without losing one or more lines in BCDVA, in both CLARITY 1 and CLARITY 2. In the vehicle-controlled CLARITY 2, 71% (p<0.0001) and 91% (p<0.0001) of participants who received VIZZ achieved three- and two-lines or greater improvement, respectively, compared to 12% and 22% for vehicle on Day 1. For the brimonidine-controlled CLARITY 1, 64% (p<0.0001) and 83% (p<0.0001) of participants who received VIZZ achieved three- and two-lines or greater improvement, respectively.
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
VIZZ: Vehicle-controlled CLARITY 2 Efficacy Results
VIZZ showed rapid onset with response rates of 71% (p<0.0001), at 30 minutes post-treatment, the earliest timepoint measured, and VIZZ maintained statistical significance of three-lines or greater improvement in near visual acuity compared to vehicle for all timepoints measured. At 10 hours post-treatment, the last measured timepoint, 40% (p<0.0001) of users dosed with VIZZ maintained a three-lines or greater improvement in near visual acuity compared with 5% of users dosed with vehicle.
VIZZ also achieved the pre-specified secondary endpoint of two-lines or greater improvement in BCDVA at near without losing one or more lines in distance visual acuity at three hours post-treatment, with a response rate of 91% (p<0.0001) compared to 24% for vehicle. VIZZ also showed rapid onset with response rates of 91% (p<0.0001) compared to 22% for vehicle at 30 minutes post-treatment, the earliest timepoint measured, and maintained statistical significance of two-lines or greater improvement in near visual acuity compared to vehicle for all timepoints measured. At 10 hours post-treatment, the last measured timepoint, 69% (p<0.0001) of users dosed with VIZZ maintained a two-lines or greater improvement, compared to 21% of users dosed with vehicle. Standard clinical practice considers two-lines or greater improvement in near visual acuity to be clinically meaningful.

VIZZ lasts up to 10 hours with a once-daily dose

% of participants achieving ≥2- and ≥3-line near vision improvement

≥2 lines
≥3 lines
100%
80%
60%
40%
20%
Participants (%)
91%
95%
91%
87%
78%
78%
78%
69%
71%
73%
71%
62%
57%
48%
49%
40%
0
1
2
3
4
5
6
7
8
9
10
Hours

CLARITY 2, full analysis set (VIZZ: n=77; vehicle: n=76). 3-line vehicle 5%-12%, 2-line vehicle 17%-24%. Near visual acuity was assessed at 40cm using monocular DCNVA (distance-corrected near visual acuity). The primary efficacy endpoint was the percentage of patients who achieved ≥3 lines of improvement in DCNVA without losing 1 line (≥5 letters) or more of distance vision at 3 hours post treatment on Day 1. VIZZ achieved all primary and secondary visual endpoints (in all cases, *P*<0.001).

From 1st dose:

Works fast

91% of patients improved their near vision by 2 lines or more within 30 minutes

Best-in-class

71% of patients improved their near vision by 3 lines or more at 3 hours (primary)

And lasts

69% of patients improved their near vision by 2 lines or more at 10 hours

We believe the clinical benefit of VIZZ is consistent, robust and reproducible. As shown in the figure below, participants experienced similar near vision improvement across the four-week study period with 81% (p<0.0001) and 82% (p<0.0001) response on Day 15 and Day 28, respectively, at 30 minutes post-treatment compared to 71% (p<0.0001) on Day 1, with 78% (p<0.0001) and 78% (p<0.0001) response on Day 15 and Day 28, respectively, at three hours post-treatment compared to 71% (p<0.0001) on Day 1, and 35% (p<0.0001) on Day 28 at ten hours post-treatment compared to 40% (p<0.0001) on Day 1. On Day 15, no measurements were taken beyond 3 hours post-treatment.

VIZZ also achieved the pre-specified secondary endpoint of two-lines or greater improvement in BCDVA at near without losing one or more lines in distance visual acuity at three hours post-treatment, with a response rate of 91% (p<0.0001) compared to 24% for vehicle. VIZZ also showed rapid onset with response rates of 91% (p<0.0001) compared to 22% for vehicle at 30 minutes post-treatment, the earliest timepoint measured, and maintained statistical significance of two-lines or greater improvement in near visual acuity compared to vehicle for all timepoints measured. At 10 hours post-treatment, the last measured timepoint, 69% (p<0.0001) of users dosed with VIZZ maintained a two-lines or greater improvement, compared to 21% of users dosed with vehicle. Standard clinical practice considers two-lines or greater improvement in near visual acuity to be clinically meaningful.
VIZZ had no adverse impact on distance vision across all timepoints measured including 30 minutes and 1, 3, 5, 7, 8, 9 and 10 hours post-treatment in normal light conditions and 1, 3 and 10 hours in low light conditions. In normal light conditions, there was statistically significant improvement of two to four letters of distance vision at all time points. We believe these improvements are due to pupil constriction which block the peripheral light that is most likely to travel across aberrations, or nuanced distortions within the eye’s structure, and cause blurry vision.

We believe the reduction in distance vision observed in the placebo group is due to progressive eye fatigue across multiple assessments for each timepoint measurement.

Some participants noticed an improvement in distance vision[2]

% of participants achieving ≥1-line distance vision improvement.

Participants were 20/25 or better at baseline, Distance Corrected Distance Visual Acuity (DCDVA)

Participants (%)
33%
13%
38%
8%
39%
8%
41%
18%
36%
8%
38%
9%
33%
8%
31%
4%
0.5h
1h
2h
3h
4h
5h
6h
7h
8h
9h
10h
Hours
VIZZ
Vehicle

CLARITY 1 & 2, Day 1 results, full analysis set. Distance Corrected Distance Visual Acuity DCDVA at 4m in normal light.[2]

References: 1. VIZZ (prescribing information]. Solana Beach, CA; LENZ Therapeutics, Inc. 2025. **2.** Data on file. LENZ Therapeutics, Inc.

LENZ THERAPEUTICS

__________________
CLARITY 1 & 2, day 1 results, full analysis set. Near visual acuity was assessed at 40cm using Monocular BCDVA (best-corrected distance visual acuity), all p-values ≤ 0.0007
VIZZ: Pooled Safety Analysis
Across all three CLARITY trials, an aggregate of 378 participants received VIZZ. VIZZ was well tolerated with no drug-related serious adverse events in the more than 30,000 treatment days across all CLARITY trials. The only reported adverse events with an incidence over 5% were instillation site pain, visual impairment, hyperemia and headaches. 95% of all the adverse events experienced were mild. Of participants that reported a headache, 33% no longer experienced such transient response to instillation after day 2 of product use, 44% after day 7 and 70% after day 28.

VIZZ was well tolerated

No serious treatment-related adverse events

<4% discontinuation due to treatment-related adverse events

Ocular AEs	VIZZ	
Instillation site irritation	20%	99% mild
Dim vision	16%	92% mild
Conjunctival hyperemia	8%	100% mild
Ocular hyperemia	7%	96% mild
Non-Ocular AEs		
Headache	13%	81% mild 33% no longer reported after Day 2 44% no longer reported after Day 7

The majority of adverse reactions were mild, transient, and self-resolving.

There were no reported retinal tears or detachments with VIZZ in clinical trials.

LENZ THERAPEUTICS

VIZZ: Patient Reported Outcomes in CLARITY 1 and 2
On Day 28, each participant in CLARITY 1 and 2 completed a patient-reported outcome questionnaire regarding their experience across the prior 30 days. 90% of participants who received VIZZ and were surveyed (n=223) indicated that they noticed improvement in near vision and 75% wished to continue to use drops after the study, of which 81% indicated that they were likely to use the drops at least four times a week.

Patient satisfaction confirms commercial opportunity for the vast majority of 128M US presbyopes

90%

Noticed improvement in near vision

75%

Would continue to use after study

81%

Would use 4-7 days/week[1]

Pooled responses of VIZZ in Clarity 1 & 2 on day 28, n=223. Based on patient questionnaire "Reflecting on the last 30 days…" "Have you noticed an improvement in your near vision/ability to see up close after taking the drop?", "Would you be interested in continuing to use these eye drops after the study?", "How many days a week are you likely to use these eye drops?" 1. % of participants that indicated 'yes' to "Would you be interested in continuing to use these eye drops after the study?"

Having successfully completed all three CLARITY trials, we submitted an NDA for VIZZ to the FDA in August 2024, and VIZZ was subsequently approved by the FDA in July 2025.
Currently Marketed Eye Drops
On July 31, 2025, the FDA approved VIZZ, making it the first and only aceclidine-based product approved by the FDA for the treatment of presbyopia. Vuity was approved as the first pharmaceutical treatment for presbyopia in October 2021. Despite enthusiasm for the concept of an eye drop improving near vision throughout the full workday, Vuity’s reportedly lower than expected efficacy, duration and adverse event profile, contributed to lower than anticipated prescription refill rates. To resolve the duration issue, AbbVie tested a twice a day dosing of the same formulation following initial approval of Vuity and achieved FDA approval for this updated dosing frequency in March 2023. In addition, Vuity’s label was amended to include a warning and precaution related to rare cases of retinal detachment and retinal tears reported with miotics, including Vuity. Vuity remains commercially available, but is no longer promoted.
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
Qlosi (pilocarpine hydrochloride ophthalmic solution) 0.4% received FDA approval in October 2023 as a once-daily treatment for presbyopia. Like Vuity, Qlosi is a pilocarpine-based eye drop, carrying the same class-level concerns around adverse events, including the retinal detachment warning.
Commercialization
We believe VIZZ has the unique characteristics to become the leading solution for the treatment of presbyopia, will most effectively meet the needs of the widest range of presbyopes and best create loyalty and value based on an “all eyes, all day” brand mission. Based on the Phase 3 CLARITY results, we selected VIZZ as our lead product candidate to prepare for commercialization and submitted an NDA in August 2024. On July 31, 2025, the U.S. FDA approved VIZZ as the first and only FDA-approved aceclidine-based eye drop for the treatment of presbyopia, and on September 30, 2025, we announced VIZZ was available to consumers. Professional product sample distribution by our sales force to optometrists and ophthalmologists and commercial product shipments to customers via our e-pharmacy partner were initiated in October 2025, and product became broadly available in retail pharmacies beginning in November 2025.
Our primary focus is the commercial success of VIZZ in the U.S. In addition, we are developing regulatory strategies and intend to opportunistically seek partnerships for Europe and other international markets. In 2022, we entered into the CORXEL License to develop product candidates and products containing aceclidine and brimonidine for the treatment of patients with presbyopia in Greater China. In 2025, we entered into the Lotus License to commercialize VIZZ in South Korea and Southeast Asia, the Théa License to commercialize VIZZ in Canada, and the Lunatus Distribution Agreement to sell VIZZ in the Middle East. For more details, see the subsection entitled “Ex-U.S. License and Distribution Agreements.”
In March 2026, we announced the submission of a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for the review and approval of VIZZ. If approved, the EMA’s positive opinion would serve as a foundational step toward making VIZZ available to the millions of Europeans living with age-related blurry near vision. The submission of the MAA in Europe represents the fifth ex-U.S. regulatory submission for VIZZ. We are continuing to evaluate potential partnerships to pursue regulatory and commercialization globally.
Experienced Commercial Team
We have a well-established senior leadership team in the commercial organization, including industry veterans with extensive experience in the pharmaceutical space. Our commercialization effort is led by our Chief Commercial Officer Shawn Olsson, who manages a team of seasoned sales and marketing executives, who have helped launch and commercialize over a dozen ophthalmic products and therapies, including Acuvue, Alphagan P, Combigan, Dailies AquaComfort Plus, Durysta, Lumigan, Pred Forte, Refresh, Restasis, Truetear, and Vuity, as well as major user-focused brands such as Botox, Dermalogica, Herbalife, Ray-Ban and Red Bull.
In mid-2025, we recruited and hired an 88-territory sales force, who, combined with our inside sales team, are targeting approximately 15,000 ECPs. We continue to strategically support our sales and commercial infrastructure with capabilities designed to scale, and in Q1 2026 initiated the expansion of an additional 29 territories to our sales force, which is expected to be fully deployed in Q2 2026.

ECP-Focused Sales Strategy
During 2025, we recruited and hired our own 88-territory sales force in the U.S., which we are in the process of expanding to 117 territories. Our strategy involves initially targeting and partnering with the estimated 15,000 ECPs who prescribed over 85% of the pharmaceutical presbyopia prescriptions in the U.S. in 2022. Additionally, we have expanded beyond the initial set of high-prescribing ECPs by demonstrating the unique value proposition of providing a treatment for presbyopia. We have leveraged our strong relationships with key opinion leaders to facilitate awareness regarding the importance of reducing the pupil diameter below 2 mm and using a pupil-selective miotic to avoid overstimulating the ciliary muscle. Our sales strategy empowers ECPs to be actively involved in the diagnosis and treatment of presbyopia for the aging population, including a consumer sampling program described in “Consumer Sampling Strategy.” Subsequent to FDA approval and commercial launch of VIZZ, we have seen more ECPs begin to prescribe prescription-based eye drops, which will drive more patients requesting prescriptions who otherwise may not have sought appointments with ECPs for other eye conditions. If we elect to expand our product offerings in the future, we will be able to leverage a larger community of prescribing ECPs to support product uptake.
Consumer Focused Strategy
In January 2026, we deployed a cost-effective, highly targeted and digitally-focused consumer strategy designed to efficiently target the early adopters among the estimated 128 million presbyopes in the U.S, known as the “Make it VIZZable” campaign, with award-winning actor, producer and publisher, Sarah Jessica Parker (“SJP”) as a brand ambassador for VIZZ. As part of the campaign, SJP will detail her own experiences with age-related blurry near vision and the ways in which VIZZ has made a real difference in her life. We anticipate this to drive user awareness and interest through digital, offline, and social marketing to create brand awareness, develop brand loyalty, and eventually enable long-term brand durability and recognition. Our strategy involves driving consumer awareness of an effective treatment of presbyopia with prescription eye drops and creating an emotional connection to returning to life prior to presbyopia. A key component to consumer experience is our sampling program that provides a free option for potential users to try as described in “Consumer Sampling Strategy.” To meet the long-term usage needs of young and old presbyopes, we offer both retail access and collaborate with our e-pharmacy partner to provide easy and convenient prescription fulfillment and home delivery.
Consumer Sampling Strategy
We have established a consumer sampling program that is a key component to the consumer experience and reduce barriers to trial and adoption. We believe VIZZ is highly suitable for a consumer sampling program as users in our clinical trials experienced rapid onset and noticeable near vision improvement after a single dose. With in-office samples, a potential customer can try the product at the ECP’s offices or at home without having to fill a prescription. The sampling program is a strategy for potential customers to experience near vision improvement of the product at no-cost, which we expect will accelerate customer acceptance and desire to use the product.
Self-Pay
We are commercializing VIZZ through the self-pay healthcare marketplace, without third-party reimbursement. Pursuing a non-reimbursed product strategy allowed for strategic advantages in the U.S., including immediate user access without having to negotiate with formularies and insurers, pricing and marketing flexibility, and without being subject to the Inflation Reduction Act of 2022.
Manufacturing
VIZZ is a ready-to-use, self-administered, once-daily eye drop that is a formulation of aceclidine hydrochloride together with commonly used excipients. VIZZ is delivered via a single-use Blow-Fill-Seal (“BFS”) container and is preservative-free.
We do not currently own or operate facilities for manufacturing, storing, distributing or testing our product candidates and products. We currently use different contract manufacturing organizations (“CMOs”) to supply our active pharmaceutical ingredient (“API”), aceclidine hydrochloride, and formulate and fill VIZZ, our drug product (“DP”). All of our CMOs, including analytical and distribution chain partners, have been inspected by the FDA for compliance with current Good Manufacturing Practices (“cGMP”) regulatory guidelines. A Drug Master File (“DMF”) is on file with the FDA for the API. Commercial supply agreements have been secured with our API suppliers with commercially reasonable terms to meet our commercial activities, and we have additional contracts in place for secondary supply, and have sufficient inventory and supply chain capabilities to support the launch of VIZZ. Our manufacturing and testing processes are common to the pharmaceutical and ophthalmic industry, and we have identified and are working with additional API suppliers for aceclidine hydrochloride and identified secondary DP manufacturers with similar equipment for additional commercial supply. We have initiated process transfer activities for both the API suppliers and DP manufacturers.
Our 3PL provider supports cold storage commercial warehousing and distribution activities, the drug product ships directly from the DP CMO via a qualified shipping vendor at controlled cold storage temperature to the 3PL provider, and the 3PL provider maintains inventory and comply with the Drug Supply Chain Security Act (“DSCSA”) requirements for product serialization and track and trace capabilities.
Competition
The biotechnology, pharmaceutical, and ophthalmology industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on intellectual property. We believe that our product candidates, intellectual property portfolio, business strategy, internal capabilities, and experience provide us with competitive advantages. However, we face competition from many different sources, including large and specialty pharmaceutical, biotechnology and ophthalmology companies, academic research institutions and governmental agencies, and public and private research institutions. Any product or product candidate we develop and commercialize will have to compete with existing therapies as well as therapies currently in development and that may be developed in the future. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, safety profile, convenience, cost, level of promotional activity devoted to them and intellectual property protection.
As VIZZ is marketed for the treatment of presbyopia, we may face competition from a variety of companies developing or marketing other pharmaceutical presbyopia therapies, including AbbVie (formerly Allergan), AceVision, Amneal Therapeutics, Bausch & Lomb, Eyenovia, Glaukos, Johnson & Johnson, Orasis, OSRX Pharmaceuticals (an affiliate of Ocular Science), Viatris (through licensing of Opus Genetics’ presbyopia products), Tenpoint Therapeutics, and Vyluma. A large majority of the new pharmaceutical drops are miotic. Other than VIZZ and Tenpoint, which is developing a carbachol-based eye drop, most of the drops are in clinical development or approved for use based on pilocarpine, similar to Vuity.
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
We expect that any such treatment options that are successfully developed could eventually be available both within and outside the U.S. Consolidations and mergers and acquisitions in the pharmaceutical, medical device, and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial success could be reduced or eliminated if our competitors develop or market products or other novel therapies that are more effective, safer, or less costly than our current or future products, or obtain regulatory approval for their products more rapidly than we may obtain approval for our products. Our success will also be based in part on our ability to identify, develop and manage a portfolio of products that are safer and more effective than competing therapies.

Intellectual Property
We have developed and continue to expand our patent portfolio for our aceclidine ophthalmic product candidates, including VIZZ, for treating presbyopia, among other things. As of December 31, 2025, we hold at least 85 issued patents. 17 of these patents are in the U.S., including 8 U.S. patents covering VIZZ and methods of treating presbyopia with VIZZ, among other things. 68 of these patents are in other countries throughout the world, including 60 patents covering compositions for, and methods of treating, presbyopia with VIZZ, among other things, in countries including Australia, Brazil, Canada, China, India, Japan, Korea, Mexico, Singapore, and over thirty member states of the European Patent Organization. These patents are expected to expire between 2034 and 2044. We also have at least 65 pending applications, with patent applications filed in Argentina, Australia, Bolivia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, Macao, Mexico, Singapore, Taiwan, the U.S., Uruguay, and the Patent Cooperation Treaty system for our aceclidine ophthalmic product candidates, including VIZZ, and methods of treating presbyopia, among other things.
Patents related to VIZZ may be eligible for patent term extensions in certain jurisdictions, including up to five years in the U.S., if granted.
No other drug product containing aceclidine, an active pharmaceutical agent of VIZZ, has yet been approved in the U.S. under section 505(b) of the Federal Food, Drug and Cosmetic Act, for any indication. Therefore, VIZZ has five years of NCE exclusivity in the U.S., expiring in July 2030. Further, as VIZZ has not previously been approved in Europe for any indication, VIZZ may be eligible for eight years of data exclusivity, as well as two years of market exclusivity upon approval in Europe. In Europe, an additional one year of exclusivity may be obtained if VIZZ is approved for a new indication that provides a significant clinical benefit. In addition to patent protection, we rely on trade secret protection and know-how to expand our proprietary position around our chemistry, technology, and other discoveries and inventions that we consider important to our business. We also seek to protect our intellectual property in part by entering into confidentiality agreements with companies with whom we share proprietary and confidential information in the course of business discussions, and by having confidentiality terms in our agreements with employees, consultants, scientific advisors, clinical investigators, and other contractors. We also require our employees, commercial contractors, and certain consultants and investigators, to enter into invention assignment agreements that grant us ownership of any discoveries or inventions made by them while in our employ.
Additionally, we have developed and continue to expand our portfolio for trademarks, including for the marks VIZZ and VIZZABLE. As of December 31, 2025, we hold at least 47 trademark filings. 11 of these are in the U.S. 36 of these filings are in other countries throughout the world, including Australia, Brazil, Canada, China, EU, Finland, France, Germany, India, Indonesia, Italy, Japan, Malaysia, Mexico, Norway, Philippines, Portugal, South Korea, Singapore, Spain, Sweden, Thailand, UK, and Vietnam.
Ex-U.S. License and Distribution Agreements
In addition to license agreements we have previously entered into, we continue to develop regulatory strategies and intend to opportunistically seek partnerships for Europe and other international markets to obtain regulatory approvals for, commercialize and distribute VIZZ outside of the U.S.
CORXEL License and Collaboration Agreement
In April 2022, we entered into the CORXEL License. Under this agreement, we granted CORXEL (i) an exclusive (even as to us), royalty-bearing, nontransferable license, with the right to grant sublicenses (our prior written consent is required for sublicenses for commercialization purposes), under the technology we control including know-how and patents for CORXEL to develop, use, import and sell pharmaceutical products containing aceclidine and brimonidine for the treatment of presbyopia in humans in mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan (collectively, “Greater China”). Under the terms of the agreement, we received an upfront, non-refundable payment of $15.0 million, and we are also eligible to receive an additional up to $15.0 million in development milestone payments, $80.0 million in sales milestone payments, tiered, escalating royalties in the range of 5% to 15% on net sales of such products by CORXEL, its affiliates or sublicensees in Greater China during the royalty term, and tiered, deescalating royalties in the range of 15% to 5% of CORXEL’s sublicensing income prior to the regulatory approval of the first such product in Greater China. On October 27, 2024, CORXEL and the Company announced positive topline data from the Phase 3 JX07001 clinical trial of VIZZ in patients with presbyopia in China. In this China Phase 3 safety and efficacy trial, VIZZ achieved the primary endpoint and key secondary endpoints, with statistically significant three-lines or greater improvement in BCDVA at near, without losing one-line or more in distance visual acuity. On July 28, 2025 CORXEL and the Company announced the NDA for VIZZ was submitted to the Center for Drug Evaluation of the National Medical Products Administration of the People’s Republic of China, resulting in a $5.0 million milestone payment to the Company. The FDA approval of VIZZ on July 31, 2025 triggered another $5.0 million milestone payment to the Company.
Lotus Pharmaceutical Co., LTD. License and Commercialization Agreement
In May 2025, we entered into the Lotus License. Under this agreement, we granted Lotus an exclusive license to certain of the Company's IP to commercialize VIZZ for the treatment of presbyopia in adults in the South Korea and Southeast Asia. Under the terms of the Lotus License, the Company received a $5.0 million nonrefundable, non-creditable upfront payment, which represents the transaction price at inception, and is eligible to receive up to $120.0 million of regulatory and sales milestones, as well as tiered, escalating royalties in the range of 10% to 20% on future net sales in South Korea and Southeast Asia. On December 1, 2025, we and Lotus announced the NDA submission to the Ministry of Food and Drug Safety for the review and approval of VIZZ, for the treatment of presbyopia in adults in South Korea. The NDA submission was supported by positive data from three randomized, double-masked, controlled Phase 3 studies (CLARITY trials) conducted in the U.S.
Laboratoires Théa License and Commercialization Agreement
In July 2025, we entered into the Théa License. Under this agreement we granted Théa an exclusive license to register and commercialize VIZZ for the treatment of presbyopia in adults in Canada. Under the terms of the Théa License, we received a $2.5 million nonrefundable, non-creditable upfront payment, and are eligible to receive up to $67.5 million in regulatory and commercial milestone payments, as well as tiered, escalating royalties in the range of 10% to 20% on future net sales in Canada.
Lunatus Global Medical Supplies Distribution Agreement
In January 2026, we entered into the Lunatus Distribution Agreement. Under this agreement, we appointed Lunatus as our exclusive distributor for the marketing and sale of VIZZ in the Middle East. Under the terms of the Lunatus Distribution Agreement, we received a nonrefundable, non-creditable upfront payment, and are eligible to receive regulatory and commercial milestone payments and a per unit fee for each unit sold to Lunatus for distribution in the Middle East, pending regulatory approval.
Government Regulation
Our product and operations are subject to extensive regulation by the Food and Drug Administration (“FDA”) and other federal and state authorities in the U.S., as well as comparable authorities in other countries. For example, VIZZ, which is ophthalmic pharmaceutical product delivered through a single-use eye dropper device, is subject to regulation as drug-device combination products in the U.S.
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
U.S. Drug Development
In the U.S., the FDA regulates drugs under the Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. Drug products and substances are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Any future small molecule product candidates must be approved by the FDA through the new drug application (“NDA”) process before they may be legally marketed in the U.S. The process generally involves the following:
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
•Potential FDA audit of the preclinical study and/or clinical trial sites that generated the data in support of the NDA; and
•FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the U.S.; and
•Compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”), and the potential requirement to conduct post-approval studies.
Preclinical and Clinical Studies
The preclinical and clinical testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approvals for any future product candidates will be granted on a timely basis, or at all.
Preclinical tests generally involve laboratory evaluations of drug chemistry, formulation, and stability, as well as studies to evaluate toxicity in animals, including pharmacology, pharmacokinetics, toxicokinetic, and metabolism studies that support subsequent clinical testing in humans. The results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, are submitted to the FDA as part of the IND application. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before clinical trials may begin.
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

Clinical studies involve the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND.
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
A sponsor who wishes to conduct a clinical trial outside of the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA. The FDA will generally accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with GCP requirements and the FDA is able to validate the data through an onsite inspection if deemed necessary.
Clinical trials in the U.S. generally are conducted in three phases, known as Phase 1, Phase 2, and Phase 3. Although the phases are usually conducted sequentially, they may overlap or be combined.
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
NDA Review
Following the completion of clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA, along with proposed labeling, chemistry, and manufacturing information in a request for approval to market the drug for one or more specified indications. The application must include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of an NDA must be obtained before a drug may be marketed in the U.S.
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
U.S. Regulation of Drug/Device Combination Products
VIZZ is subject to regulation in the U.S. as a combination product comprised of a drug product and a device delivery system. A combination product is the combination of two or more regulated components, such as a drug/device, that are combined or mixed and produced as a single entity, packaged together in a single package or a drug or device packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug or device where both are required to achieve the intended use, indication or effect. If marketed individually, each component would be subject to different regulatory pathways and would require approval of independent marketing applications by the FDA – one for the device component and one for the drug component of the combination.
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
For VIZZ, which is an ophthalmic pharmaceutical product prefilled and packaged in a single-use eye dropper device, the mechanism of action and the pharmacological effect are attributable to the drug component of the drug-device combination product. Consistent with our communications with FDA to date and the regulatory pathway for other ophthalmic pharmaceutical products, we submitted an NDA for VIZZ in August 2024, and the FDA did not require a separate marketing authorization for the device component. However, each component of VIZZ needs to meet the applicable quality and manufacturing standards set by FDA, meaning the drug product must be manufactured in accordance with GMPs for drugs, and the device component must be manufactured in a manner consistent with the device GMPs set forth in FDA’s Quality Management System Regulation, as amended.
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
Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a NCE. A drug is a NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve an abbreviated new drug application (“ANDA”), or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving NDAs for drugs containing the original active agent. Such three-year and five-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
Other U.S. Regulatory Matters
Although VIZZ is not covered by any government healthcare programs or other third-party payors, we may still be subject to state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including self-pay patients; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value made to physicians and other healthcare providers or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the collection, export, privacy, use, protection and security of biological materials, health-related information and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions or safe harbors, it is possible that some of our activities could be subject to challenge under one or more of such laws. The growth of our business and sales organization and our expansion outside of the U.S. may increase the potential of violating these laws or our internal policies and procedures. The risk of us being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to various interpretations. Any action brought against us for violations of these laws or regulations, even successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
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
U.S. Healthcare Reform
Although VIZZ is not covered by any government healthcare programs or other third-party payors, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA or other agency regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent regulatory approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Further, in June 2024, in Loper Bright Enterprises v. Raimondo the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA or other agencies to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. Further, changes in the leadership of the FDA and other federal agencies may lead to new policies and changes in the regulations, which may impact our commercial strategy. We cannot predict the likelihood, nature or extent of government regulation that may arise from future litigation, legislation or administrative or executive action, and their impact on our business and the pharmaceutical industry as a whole. For more information, see the section titled “Risk Factors—Risks Related to Our Regulatory Approval and Other Legal Compliance Matters—we may face difficulties from changes to current regulations and future legislation. Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.”
In addition, different pricing and reimbursement schemes exist in different countries. In the U.S., federal and state governments have become increasingly active in implementing regulations designed to control pharmaceutical product pricing. Cost-containment measures on prescription drugs and alternative treatment options covered and reimbursed by payors could exert a downward pressure on the pricing of other treatment options, even if not covered or reimbursed by payors. For example, in August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries. Various industry stakeholders have initiated lawsuits against the federal government, asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these and future judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may be marketed only once a reimbursement price has been agreed upon. Some of these countries may require, as condition of obtaining reimbursement or pricing approval, the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.
Coverage and Reimbursement
In most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower. For more information, see the section titled “Risk Factors—Risks Related to Our Company—we may face difficulties from changes to current regulations and future legislation. Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.”
Foreign Regulation
In addition to regulations in the U.S., we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates to the extent we choose to develop or sell any product candidates outside of the U.S. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.
Employees and Human Capital Resources
As of December 31, 2025, we had 152 employees, none of whom were engaged in research and development activities. We also engage contractors and consultants. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We have not experienced any work stoppages due to employee disputes, and we consider our relationship with our employees to be good.
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
•Our business depends entirely on the development and commercialization of VIZZ® and we do not have additional product candidates in our current development pipeline. If we are unable to successfully commercialize VIZZ, our business will be materially harmed.
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
•If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product on acceptable terms, we may be unable to successfully commercialize our product. In addition, our intended sales strategies may be unsuccessful and/or more costly than anticipated.
•If we are unable to obtain and maintain sufficient intellectual property protection for VIZZ, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully develop and commercialize VIZZ may be adversely affected.
•We contract with third parties for the manufacture of our product, and expect to continue to do so in connection with our commercialization strategy. This reliance on third parties increases the risk that we will not have sufficient quantities of our product or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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
We are a commercial pharmaceutical company with limited operating history. In July 2025, the FDA approved VIZZ (aceclidine ophthalmic solution) 1.44%, formerly known as LNZ100, the first and only FDA-approved aceclidine-based eye drop for the treatment of presbyopia in adults, and we launched VIZZ commercially in the U.S. in August 2025. Our operations prior to such date were limited to organizing the company, raising capital, developing our product candidates and preparing for commercialization, including building our commercial strategy, supply chain and distribution network. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to continue to further expand our commercialization infrastructure to successfully commercialize VIZZ. We have not yet demonstrated our ability to successfully conduct sales and marketing activities necessary for successful, large-scale, profitable product commercialization, and we may not be successful in doing so.
Until recently, we did not have any products approved for sale, we have not generated significant revenue from the sale of products, we have incurred significant net losses since the company’s formation and we have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, common stock, and the Merger. Our net losses were $82.1 million and $49.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $227.1 million. Additionally, the net losses we incur may fluctuate significantly from year to year such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses and our ability to potentially achieve profitability will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
We expect to continue incurring significant expenses and increasing operating losses as we continue commercialization. We anticipate that our expenses will increase substantially if and as we:
•expand and manage our sales, marketing, and distribution infrastructure for the commercialization of VIZZ;
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
We have devoted a significant portion of our financial resources and business efforts to the development of LNZ100 (now VIZZ) and LNZ101, both of which include aceclidine as an active ingredient, for the treatment of presbyopia. Based on the results of our Phase 3 CLARITY trials, we selected LNZ100 as our lead product candidate, for which we submitted an NDA to FDA in August 2024. In July 2025, the FDA approved VIZZ (aceclidine ophthalmic solution) 1.44%, the first and only FDA-approved aceclidine-based eye drop for the treatment of presbyopia in adults, and we launched such product commercially in the U.S. in August 2025. Professional product sample distribution by the sales force to optometrists and ophthalmologists and commercial product shipments to customers via our e-pharmacy partner were initiated in October 2025, and product became broadly available in retail pharmacies beginning in November 2025. We do not currently have other product candidates in our development pipeline, and our success depends entirely on VIZZ. Until the approval of VIZZ, we did not have any products approved for sale and we have not generated significant revenue from the sale of products. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve a number of objectives, including:
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
•managing the prevalence and severity of adverse events experienced with any of our product candidates;
•a continued acceptable safety profile following marketing approval of VIZZ;
•making any required post-marketing approval commitments to applicable regulatory authorities;
•obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;
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
VIZZ may fail to gain sufficient market acceptance by ECPs, patients, and others in the medical community. Presbyopia is typically self-diagnosed and self-managed with over-the-counter reading glasses, or managed, after evaluation by an ECP, with prescription reading or bifocal glasses or multifocal contact lenses. VIZZ requires a prescription by an ECP, which requires a visit to an ECP, which can be perceived to be more burdensome to an individual who has never previously visited an ECP and limit the number of prescriptions that are written. VIZZ may not demonstrate sufficient additional clinical benefits to ECPs or patients to justify a higher price compared to using glasses, which are potentially just a one-time purchase, and/or to offset the impact of side effects that patients may experience when using VIZZ. Some ECPs may also be deterred by the potential loss of revenue from the sale of contact lenses and glasses or feel uncomfortable prescribing a new product.
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
The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. As VIZZ is for the treatment of presbyopia, we may face competition from a variety of companies developing or marketing other pharmaceutical presbyopia therapies, including AbbVie (formerly Allergan), Amneal Pharmaceuticals, Bausch & Lomb, Eyenovia, Glaukos, Johnson & Johnson, Orasis, OSRX Pharmaceuticals (an affiliate of Ocular Science), Viatris (through licensing of Opus Genetics’ presbyopia products), Tenpoint Therapeutics and Vyluma. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
For example, Vuity was launched by AbbVie and, in April 2025, a second pharmacologic option for the treatment of presbyopia was launched under the brand Qlosi. Marketed by Orasis, Qlosi was the second pilocarpine-based product for the treatment of presbyopia approved by the FDA. In August 2025, a generic version of Vuity was launched by Amneal Pharmaceuticals. In January 2026, the FDA approved Yuvezzi for the treatment of presbyopia, a carbochol-based eye-drop developed by Tenpoint Therapeutics, and may be commercially available in the second quarter of 2026. While we believe Qlosi, Yuvezzi and the generic version of Vuity will face similar challenges to those faced by Vuity, if ECPs or patients prefer Qlosi, Yuvezzi or the generic to Vuity, our market opportunity may be limited.
Our commercial opportunity could also be reduced or eliminated if our competitors develop and commercialize new products that are safer, more effective, have fewer or more tolerable side effects, are more convenient or are less expensive than VIZZ. In addition, if generic versions of any products that compete with any of VIZZ are approved for marketing by the FDA, they would likely be offered at a substantially lower price than we expect to offer for VIZZ. As a result, ECPs, patients and others may choose to rely on such products rather than VIZZ.
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
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product on acceptable terms, we may be unable to successfully commercialize our product. In addition, our intended sales strategies may be unsuccessful and/or more costly than anticipated.
We have devoted and plan to continue to devote a significant portion of our existing cash, cash equivalents, and marketable securities, to continue to build, expand and maintain the sales and marketing infrastructure required to successfully commercialize VIZZ. We have launched commercialization with our own sales organization in the U.S., which we envision expanding to a substantially larger number of individuals, focused on partnering with ECPs, while also deploying, in parallel, a highly targeted consumer strategy. In order to achieve these commercialization goals for VIZZ we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell and market VIZZ. We may not be successful in accomplishing these required tasks.
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
Our commercial strategy is focused on targeting and partnering with the estimated 15,000 ECPs that prescribed over 85% of the pharmaceutical presbyopia prescriptions in the U.S. in 2022. If we are unable to obtain access to these ECPs or successfully demonstrate the clinical benefits of our products to adequate numbers of ECPs, our efforts to commercialize such products will be severely inhibited, which would have a material adverse effect on our business.
Additionally, a direct-to-consumer (“DTC”) strategy can potentially be extremely costly. We have deployed a targeted, cost-effective, digitally focused DTC strategy, but if we are unable to be sufficiently effective with a limited budget and are required to spend more than anticipated, we may need to raise more capital, divert resources from other strategies or just fail to reach the intended market. As a result, a DTC strategy that is not sufficiently cost-effective can have a material adverse effect on our business.
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
VIZZ is based on an active pharmaceutical ingredient (“API”), aceclidine, that has been previously approved and marketed outside of the U.S., which exposes us to additional risks.
While VIZZ is the first and only FDA-approved aceclidine-based eye drop for the treatment of presbyopia in adults and, as such, obtained five years of new chemical entity (“NCE”) exclusivity in the U.S., expiring in July 2030, aceclidine, the API in VIZZ, has been marketed in more than 12 countries throughout Europe for the treatment of glaucoma by decreasing intraocular pressure.
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
In addition, any approved or commercial drug product having the same API, including off-label use of such approved drug products, such as Glaucostat and other generic forms of the API, could reduce the profitability of VIZZ in the U.S. and even if we obtain marketing approval from regulatory authorities outside of the U.S. Any commercially available drug product having the same API could prevent us from or limit our ability to commercialize or to establish market share in the same jurisdiction even if we were to obtain marketing authorization in such jurisdiction.
Our current product or future product candidates may fail to demonstrate substantial evidence of their safety and efficacy or cause significant adverse events or other undesirable side effects may be identified, which could prevent, delay or limit the scope of regulatory approval of our product candidates, prevent market acceptance of our product, limit our commercial potential or result in significant negative consequences.
Before obtaining regulatory approval from the EMA or other foreign regulatory authorities for the sale of VIZZ for the treatment of presbyopia in adults or any additional indications that we may seek approval for, or other product candidates that we may develop in the future, we, among other requirements, may be required to complete additional preclinical development and extensive clinical trials to demonstrate with substantial evidence the safety and efficacy of such product or other product candidates. Preclinical studies and clinical trials are expensive and time-consuming, and their outcomes are inherently uncertain. Failures can occur at any time during the development process. Product candidates often fail to demonstrate safety or efficacy of the product candidate studied for the target indication, and most product candidates that begin clinical trials are never approved.
While VIZZ received FDA approval in July 2025, we may fail to demonstrate with substantial evidence from adequate and well-controlled trials, and to the satisfaction of foreign regulatory authorities, that VIZZ or any future product candidates are safe and effective for their intended uses.
If our product or future product candidates are associated with undesirable side effects or have unexpected characteristics in nonclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may decide or be required to perform additional clinical studies or to interrupt, delay or abandon our development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the clinical trial, or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition, and prospects significantly. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenue from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition, and prospects significantly.
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
We are developing regulatory strategies for VIZZ outside the U.S. and, accordingly, we expect that we or our partners would seek regulatory approval of our product candidates outside of the U.S. As such, we expect that we will be subject to additional risks related to operating in foreign countries if we or such partners obtain the necessary approvals, including:
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
•workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•potential liability under the U.S. Foreign Corrupt Practices Act (“FCPA”) or comparable foreign regulations;
•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.;
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
In particular, there is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. In addition, in recent years the U.S. has increased tariffs on certain imported goods and trade tensions between the U.S. and China escalated, with each country imposing significant, additional tariffs on a wide range of goods imported from the other country. We cannot predict what actions may ultimately be taken with respect to trade relations between the U.S. and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. Tariffs imposed upon products and materials used in manufacturing our products, or responsive tariffs imposed upon our exported products could impact our costs of manufacturing and ability to sell products in foreign countries, which could have a negative impact on our business. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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
We rely upon a combination of patents, trademarks, trade secret protection, and confidentiality agreements to protect the intellectual property related to VIZZ. Our success depends in part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to VIZZ or any future product candidates. If we are unable to obtain or maintain patent protection with respect to VIZZ or any future product candidates, and their uses, our business, financial condition, resultant operations and prospects could be materially harmed.
We generally seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to VIZZ and novel discoveries that are important to our business, as appropriate. Our pending and future patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties, including generics. The patent prosecution process is expensive and time-consuming, and we may not be able to file, prosecute, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. Additionally, recent reforms and changes at government agencies of the U.S. and those of non-U.S. jurisdictions could increase the delays, uncertainties and costs surrounding the prosecution of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the USPTO and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications, and our ability to timely and adequately maintain, enforce, or defend our issued patents.
The patents and patent applications that we own may fail to result in issued patents with claims that protect VIZZ or any future product candidate in the U.S. or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application, or be used to invalidate a patent. Even if patents do successfully issue and even if such patents cover VIZZ or any future product candidate, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of VIZZ and any product candidates that we may develop. Further, the scope and coverage of such patents may be so narrow that a third party could successfully design around our patents without materially impacting the therapeutic effectiveness of the resulting drug product. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product or future product candidates by obtaining and defending patents. These risks and uncertainties include the following:
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
•there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the U.S. for treatments of diseases or conditions that prove successful, as a matter of public policy regarding worldwide health concerns; and
•countries other than the U.S. may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing products.
The patent prosecution process is also expensive and time-consuming, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. If we are unable to adequately fund our patent prosecution and maintenance, or if the costs of defending our patents against third-party challenges become prohibitive, our competitive position could be weakened. We may not be able to obtain or maintain patent applications and patents due to the subject matter claimed in such patent applications and patents being in disclosures in the public domain. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, if we choose to license certain patent rights in the future from third parties, we may not have the right to control the preparation, filing, and prosecution of such patent applications, or to maintain the patents, directed to technology that we license from those third parties. We may also require the cooperation of our future licensor, if any, in order to enforce the licensed patent rights, and such cooperation may not be provided. Therefore, any licensed patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. We cannot be certain that patent prosecution and maintenance activities by any of our future licensors have been or will be conducted in compliance with applicable laws and regulations, which may affect the validity and enforceability of such patents or any patents that may issue from such applications. If they fail to do so, this could cause us to lose rights in any applicable intellectual property that we in-license, and as a result our ability to develop and commercialize products or product candidates may be adversely affected and we may be unable to prevent competitors from making, using and selling competing products.
If the patent applications we hold or may in-license in the future with respect to our product and future product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for VIZZ or any future product candidate, it could dissuade other companies from collaborating with us to develop products or product candidates, and threaten our ability to commercialize VIZZ or future product candidates. Any such outcome could have a materially adverse effect on our business.
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been and will continue to be the subject of litigation and new legislation, resulting in court decisions, including Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. For example, many countries restrict the patentability of methods of treatment of the human body. Publications in scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our own patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result of these and other factors, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products.
Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the America Invents Act created new administrative post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings that allow third parties to challenge the validity of issued patents. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of defending patents or enforcing proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize our current product or future product candidates.
The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our owned and licensed patents and patent applications may be challenged in the courts or patent offices in the U.S. and abroad. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. An adverse decision in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Generally, issued patents are granted a term of 20 years from the earliest claimed non-provisional filing date. In certain instances, patent term can be adjusted to recapture a portion of delay incurred by the USPTO in examining the patent application (patent term adjustment). The scope of patent protection may also be limited.
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
We cannot be certain that the claims in patents or our pending patent applications directed to VIZZ or any of our future product candidates will be considered patentable by the USPTO, by patent offices in foreign countries, by the courts, or by other relevant authority. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim relevant to our business. There is no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. Even if the patents do issue based on the patent applications we own, co-own or exclusively license, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product or product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product and product candidates. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the U.S. or foreign countries.
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

Patent rights are of limited duration. In the U.S., if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective filing date. Various extensions may be available, but the life of a patent, and the protection it affords is limited. Given the amount of time required for the development, testing, and regulatory review of new products and product candidates, patents protecting such candidates might expire before or shortly after such products or product candidates are commercialized. Even if patents covering our products and product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic products. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product or product candidates similar or identical to ours. Upon issuance in the U.S., the term of a patent can be increased by patent term adjustment, which is based on certain delays caused by the USPTO, but this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. The term of a U.S. patent may also be shortened if the patent is terminally disclaimed over an earlier-filed patent.
One or more of our U.S. patents that cover VIZZ may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years beyond the normal expiration of the patent as compensation for patent term lost during drug development and the FDA regulatory review process, which is limited to the approved indication (or any additional indications approved during the period of extension). This extension is based on the first approved use of a product and is limited to only one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. Such patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. However, the applicable authorities, including the FDA and the USPTO in the U.S., and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Additionally, administrative changes at the USPTO or other applicable patent authorities, such as layoffs, reduced hiring, and/or funding, may result in delays in issuance of a patent or in accrual of patent term extension, thereby reducing the amount of patent term extension that could otherwise be received. Administrative changes (e.g., at the FDA or USPTO) may also lead to delays in review and analysis of regulatory submissions or requests for patent term extension, which could result in a patent term extension not being timely granted (e.g., before the expiration of the patent) and there may be no patent eligible for extension. Moreover, the applicable time-period or the scope of patent protection afforded could be less than we project or request. If we are unable to extend the expiration date of our existing patents or obtain new patents with longer expiry dates, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to obtain approval of competing products following our patent expiration and launch their product earlier than might otherwise be the case.
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
As the pharmaceutical industry expands and more patents are issued, the risk increases that VIZZ or any of our future product candidates may be subject to claims of infringement of the patent rights of third parties. There can be no assurance that our operations do not, or will not in the future, infringe, misappropriate or otherwise violate existing or future third-party patents or other intellectual property rights. Identification of third-party patent rights that may be relevant to our operations is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We cannot provide any assurances that third-party patents do not exist which might be enforced against our existing products or current technology, including our research programs, VIZZ, any of our future product candidates, their respective methods of use, and manufacture thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the U.S. and abroad that is relevant to or necessary for the commercialization of our current and future product candidates in any jurisdiction.
Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties. Our competitors in both the U.S. and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product and product candidates. We do not always conduct independent reviews of pending patent applications and patents issued to third parties. Patent applications in the U.S. and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the U.S. can remain confidential until patents issue. In addition, patent applications in the U.S. and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product or product candidates or the use of our product or product candidates. As such, there may be applications of others now pending or recently revived patents of which we are unaware. These patent applications may later result in issued patents, or the revival of previously abandoned patents, that may be infringed by the manufacture, use or sale of our product or product candidates or will prevent, limit or otherwise interfere with our ability to make, use or sell our product or product candidates.
The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. For example, we may incorrectly determine that our product or product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, and our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products or product candidates.
We may become involved in third-party claims of intellectual property infringement, which may delay or prevent the development and commercialization of VIZZ and any future product candidate.
Our commercial success depends in part on our ability to develop, manufacture, market and sell VIZZ and any future product candidates, while avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation, and administrative law proceedings, inter partes review, and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights who allege that our product or product candidates, uses and/or other proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product or product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization.
Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. For example, recent shifts in USPTO policy and increased discretionary denials may restrict our ability to challenge third-party patents, increasing our litigation risk and costs. Our ability to use inter partes review (IPR) and other post-grant proceedings to challenge the validity of third-party patents is subject to evolving procedural rules and increased administrative discretion. If we are unable to use the Patent Trial and Appeal Board to invalidate questionable patents, we may face increased litigation expenses in slower and more costly district court venues. These policy shifts could result in infringement liability, licensing fees, or injunctions that could adversely affect our product development timelines, market share, and overall financial condition.
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
Competitors may challenge, infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter challenges, infringement or unauthorized use or misappropriations, we or any future licensors may be required to file or defend legal claims, which can be expensive and time-consuming. In addition, in such a proceeding, a court may decide that one or more patent of ours or any of our current or future licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness (inventive step), non-enablement, insufficient written description, or failure to claim patent-eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. Additionally, delays caused by the federal agencies may increase the time period that we are subject to such claims. For example, administrative changes, including reduced personnel and budgets experienced by the Patent Trial and Appeal Board, could further delay our ability to timely challenge any such patents. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours or any future licensors is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that it or any future licensors’ patent claims do not cover the invention, or decide that the other party’s use of our or any future licensors’ patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). An adverse outcome in a litigation or proceeding involving our or any future licensors’ patents could limit our ability to assert our own or any future licensors’ patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive position, and our business, financial condition, results of operations and prospects. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.
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
We may not be able to prevent, alone or with our licensees, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the U.S. Our business could be harmed if in litigation the prevailing party does not offer us a license on commercially reasonable terms. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.
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
As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents relating to VIZZ and any future product candidates. Obtaining, defending, maintaining and enforcing patents in the pharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the U.S. could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, and may diminish our ability to protect our inventions, obtain, maintain, enforce and protect our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our future owned and licensed patents. The U.S. has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (the “UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC over the first seven years of the court’s existence and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates due to increased competition and, resultantly, on our business, financial condition, prospects and results of operations.
We may not be able to protect our intellectual property rights throughout the world, which could impair our business.
Patents are of national or regional effect, and filing, prosecuting, and defending patents covering VIZZ and any future product candidate throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S., even in jurisdictions where we do pursue patent protection. Consequently, we may not be able to prevent third parties from practicing our or any future licensors’ inventions in all countries outside the U.S., even in jurisdictions where we or any future licensors do pursue patent protection, or from selling or importing products made using our or any future licensors’ inventions in and into the U.S. or other jurisdictions. Competitors may use our or any future licensors’ technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may have or obtain patent protection, but where patent enforcement is not as strong as that in the U.S. These competitors’ products may compete with our products in such jurisdictions and take away our market share where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.
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
Further, geo-political actions in the U.S. and in foreign countries (such as the Russia and Ukraine conflict; retaliatory measures by foreign countries in response to actions by the U.S., in particular, tariffs) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. Many foreign countries could threaten to impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, Brazil enacted Law No. 15.122/2025 (known as the “Economic Reciprocity Law”), which provides a framework that allows for the suspension of obligations related to foreign entity’s intellectual property rights. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws within the U.S. We may need to share our trade secrets and proprietary know-how with current or future partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. In addition, some courts inside and outside the U.S. are sometimes less willing or unwilling to protect trade secrets. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. Even if we are successful, these types of lawsuits may consume our time and other resources. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to the protection afforded by patents, we may seek to rely on trade secret protection to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that is not covered by our patents. We may not be able to meaningfully protect our trade secrets. Although we require all of our employees to assign their inventions to us, and require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed to our competitors or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws within the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results, and financial condition.
Because we expect to rely on third parties to manufacture VIZZ and any future product candidates, and we expect to collaborate with third parties on the continuing development of VIZZ and any future product candidates, we must, at times, share trade secrets with them. We also may conduct R&D programs that may require us to share trade secrets under the terms of our partnerships or agreements with CROs. We seek to protect our proprietary technology in part by entering into agreements containing confidentiality and use restrictions and obligations, including material transfer agreements, consulting agreements, manufacturing and supply agreements, confidentiality agreements or other similar agreements with our advisors, employees, contractors, CMOs, CROs, other service providers and consultants prior to disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.
In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors, CMOs, CROs, other service providers and consultants to publish data potentially relating to our trade secrets, although such agreements may contain certain limited publication rights. Despite our efforts to protect our trade secrets, our competitors may discover such trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.
Monitoring unauthorized disclosure and detection of unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, and the outcome would be unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. For example, significant elements of our products, including confidential aspects of sample preparation, methods of manufacturing, and related processes and software, are based on unpatented trade secrets. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology.
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
In addition, we may also be subject to claims that former employers, consultants or other third parties have an ownership interest in our patents or patent applications as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our product candidates or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such challenges may also result in our inability to develop, manufacture or commercialize our product and product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize our current product or future product candidates. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees. Any of the foregoing could adversely affect our business, financial condition, results of operations and prospects.
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
In addition, any proprietary name we propose to use with our current or future product candidates in the U.S. must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.
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
•our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable;

•we cannot predict the scope of protection of any patent issuing based on our or any future licensors’ patent applications, including whether the patent applications that we own, or, in the future, in-licenses will result in issued patents with claims directed to our product or product candidates or uses thereof in the U.S. or in other foreign countries;
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
VIZZ and any future product candidates we may seek to develop, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable foreign regulatory authorities. Before we can commercialize any of our product candidates, we must obtain marketing approval. In July 2025, the FDA approved VIZZ (aceclidine ophthalmic solution) 1.44%, the first and only FDA-approved aceclidine-based eye drop for the treatment of presbyopia in adults, and we launched such product commercially in the U.S. in August 2025. Professional product sample distribution by the sales force to optometrists and ophthalmologists and commercial product shipments to customers via our e-pharmacy partner were initiated in October 2025, and product became broadly available in retail pharmacies beginning in November 2025. We will require approval from applicable foreign regulatory authorities before we are able to market VIZZ in such foreign jurisdictions. Any future product candidate that we may seek to develop will require approval by the FDA and other comparable foreign regulatory authorities before we can commercialize such product.
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
Prior to obtaining approval to commercialize any drug product candidate in the U.S. or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other data. Even if we eventually complete clinical testing and receive approval for our product candidates, the FDA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the product’s commercial potential. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or after approval, or may object to elements of our clinical development programs. Development of our products and product candidates or regulatory approval may be delayed for reasons beyond our control.
Applications for VIZZ in foreign jurisdictions or any future product candidates in the U.S. and foreign jurisdictions could fail to receive regulatory approval for many reasons, including the following:
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
Of the large number of drugs in development, only a small percentage successfully complete the FDA or comparable foreign regulatory approval processes and are commercialized. Currently, VIZZ is only approved for commercial sale in the U.S. The lengthy approval processes as well as the unpredictability of future clinical trial results may result in us failing to obtain regulatory approval to market VIZZ in foreign jurisdictions or our ability to obtain regulatory approval to market additional product candidates, which would significantly harm our business, results of operations and prospects.
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
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, currently, VIZZ is only approved for commercial sale in the U.S., and although the FDA granted marketing approval of such product in the U.S., this does not mean comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and pricing of the product candidate in those countries. A failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the U.S., including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., the pricing of a prescription drug candidate is subject to regulatory approval before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the U.S. have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties, and costs for us and could delay or prevent the introduction of our products in certain countries. If we or any future collaborator fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our potential product candidates will be harmed.
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
The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. We also cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. It is difficult to predict how current and future legislation, executive actions, and litigation, including the executive orders, will be implemented, and the extent to which they will impact our business, our clinical development, and the FDA’s and other agencies’ ability to exercise their regulatory authority, including FDA’s pre-approval inspections and timely review of any regulatory filings or applications we submit to the FDA. To the extent any executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
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
The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example:
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
VIZZ is directed to the out-of-pocket, cash-pay market in the U.S., which we believe makes the market less sensitive to changes in insurance coverage and reimbursement. That said, changes in healthcare legislation and healthcare cost containment measures could impact the pricing of other products and procedures that compete with VIZZ, which can indirectly impact our pricing strategy and profitability. If a competitor treatment is covered by health plans or has more favorable pricing for consumers, the pricing of VIZZ may be negatively impacted, which could have a material adverse effect on our ability to generate revenue and to attain profitability. Additionally, the out-of-pocket, cash-pay market for our patient population may be negatively impacted by other price increases and market conditions, including rising costs of other consumer goods, which patients may prioritize over any product candidates we may commercialize.
In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA contained provisions that may reduce the profitability of drug products through, among other things, increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs.
There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the “IRA”), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. The One Big Beautiful Bill Act, which was signed into law in July 2025, includes provisions that will impact the U.S. healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the U.S., or that increase generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the U.S. The impact of ongoing and future judicial challenges, as well as future legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration, including the Department of Government Efficiency, on our company and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
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
Our revenue prospects could be affected by changes in healthcare spending and policy in the U.S. and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition.
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
Although VIZZ is directed to the out-of-pocket, cash-pay market in the U.S., our current and future arrangements with healthcare professionals, clinical investigators, CROs, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval.
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
Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities, including our advisory board arrangements with physicians, some of whom receive stock or stock options as compensation for services provided, and any sales and marketing activities after a product candidate has been approved for marketing in the U.S., could be subject to legal challenge and enforcement actions. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal, and administrative penalties, including, without limitation, damages, fines, disgorgement, imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
In the U.S., in addition to HIPAA, HITECH and state laws addressing health-related information, numerous federal and state laws and regulations govern the collection, use, disclosure, and other processing of information relating to individuals. In California, the California Consumer Privacy Act (“CCPA”) requires covered companies to provide disclosures to consumers about such companies’ data collection, use and sharing practices, provide such consumers ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action in data breach situations. The CCPA went into effect on January 1, 2020, and was modified significantly by the California Privacy Rights Act (“CPRA”), which was approved by California voters in the November 3, 2020 election and became effective January 1, 2023. The CCPA has prompted numerous proposals for federal and state privacy legislation. Numerous U.S. states have proposed, and in certain cases enacted, laws addressing privacy and cybersecurity matters. Many of these laws are comprehensive privacy statutes imposing obligations similar to the CCPA. Certain U.S. states also have enacted laws and regulations addressing specific subject matter, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action.
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
We do not currently have the infrastructure or internal capability to manufacture supplies of VIZZ for use in development and commercialization. We relied on third-party manufacturers for the production of our product for our clinical trials and are relying and expect to continue to rely on third-party manufacturers for the commercial supply of VIZZ. Furthermore, the raw materials for our product are sourced, in some cases, from a single-source supplier.
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
We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the U.S. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or others, we will not be able to secure and/or maintain marketing approval for our manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of VIZZ, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain and/or maintain marketing approval for, or market VIZZ. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations. Our current and anticipated future dependence upon others for the manufacture of VIZZ may adversely affect our future profit margins and our ability to commercialize VIZZ on a timely and competitive basis.

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
In April 2022, we entered into the CORXEL License, pursuant to which we granted CORXEL an exclusive license to certain of our intellectual property rights to develop, use, import, and sell products containing LNZ100 or LNZ101 (“LNZ Products”) for the treatment of presbyopia in humans in mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan (collectively, “Greater China”) and the first right of negotiation for CORXEL to license any other product that we develop or commercialize containing aceclidine or brimonidine for uses outside of the treatment of presbyopia in Greater China. Under the terms of the CORXEL License, we shall refrain from developing or commercializing any competing product, or knowingly enabling a third party to develop or commercialize a product containing aceclidine or brimonidine that would reasonably be expected to result in off-label sales of such products, for the treatment of presbyopia in humans in Greater China. We have entered into similar agreements with Lotus Pharmaceutical Co., Ltd. (“Lotus”) to commercialize LNZ100 in the Republic of Korea and certain countries in Southeast Asia (the “Lotus License”), with Laboratoires Théa (“Laboratoires Théa”) to commercialize LNZ100 in Canada (the “Théa License”), and with Lunatus Global Medical Supplies (“Lunatus” and together with CORXEL, Lotus and Laboratoires Théa, our “License Partners”) to commercialize LNZ100 in the Middle East (the “Lunatus License” and together with the CORXEL License, the Lotus License and the Théa License, the “License Agreements,” and the territories covered by the License Agreements, the “Licensed Territories”).
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
To succeed, we must recruit, retain, manage and motivate qualified executives as we build out the management team, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management as we execute on the commercialization of VIZZ and manage our operations as a public company. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the future success of our business. We could, in the future, have difficulty attracting experienced personnel and may be required to expend significant financial resources in employee recruitment and retention efforts.
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
Any disruption, security incident, or security breach resulting in any loss, destruction, unavailability, alteration or dissemination of, or damage to, our data (including confidential information) or other data we or any of our CROs, other contractors or consultants or potential future collaborators or other third-party service providers maintain or otherwise process, or our applications, or for it to be believed or reported that any of these occurred, could result in us incurring liability and reputational damage and the development and commercialization of our product candidates could be delayed. For example, if a security incident were to cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss or unavailability of clinical trial data for any future product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, disruptions of our internal information technology systems or those of third parties used in our business, or security breaches or incidents impacting us or any of our CROs, other contractors or consultants or potential future collaborators or other third-party service providers, could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the inability to access, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. Unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to notify individuals or regulators under data breach notification laws, cause us to incur costs related to investigation of the incident (including legal expenses, forensic examination costs, and remediation costs), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. Our preclinical studies in China could increase our risk to such disruptions.
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
The market price of our common stock has been, and may continue to be, subject to significant fluctuations. For example, from April 1, 2024 through December 31, 2025, the closing price for our common stock ranged from a low of $14.68 to a high of $49.05 per share. Some of the factors that may cause the market price of our common stock to fluctuate include:
•announcement of our results of operations and updates regarding our business, including as related to any financial and operational guidance we may provide;
•actual or anticipated changes in our growth rate, including as related to that of any of our competitors;
•research published by securities or industry analysts about VIZZ, our business and/or our prospects;
•commencement or termination of collaborations for our product development and research programs;
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
•regulatory or legal developments in the U.S. and other countries;
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
On April 4, 2025, we filed a $500 million shelf registration statement on Form S-3 which became effective April 14, 2025. The shelf registration statement is effective for three years and permits us to sell, from time to time, up to $500 million in aggregate value of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts and/or units. The shelf registration statement is intended to provide us with flexibility to access additional capital when market conditions are appropriate. Included in the $500 million shelf registration on Form S-3, we also filed a prospectus supplement to sell up to an aggregate value of $150 million dollars of our common stock through an “at-the-market” offering, which had no remaining capacity as of December 31, 2025.
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
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on the company’s behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or employees to the company or its stockholders; (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our bylaws (including their interpretation, validity or enforceability); or (iv) any action asserting a claim governed by the internal affairs doctrine. Unless we consent in writing to the selection of an alternate forum, the U.S. federal district courts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933 (the “Securities Act”). In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to these exclusive forum provisions. The forum selection provisions in our bylaws may limit our stockholders’ ability to litigate disputes with us in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against the company and its directors, officers and employees, even though an action, if successful, might benefit the company’s stockholders. In addition, these forum selection provisions may impose additional litigation costs for stockholders who determine to pursue any such lawsuits against the company or its directors, officers or employees.

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
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or our stockholders. We continually assess the impact of various tax reform proposals in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we will make about our future taxable income. For example, legislation commonly known as the “One Big Beautiful Bill Act” (“OBBBA”), which made significant changes to U.S. tax and related laws, was enacted in July 2025. We cannot predict whether any other specific tax legislative proposals will be enacted, the terms of any such proposals, or what effect, if any, such proposals would have on our business if they were to be enacted. Such changes, among others, may adversely affect our effective tax rate, results of operation, and general business condition.
Our ability to use net operating loss carryforwards and other tax attributes may be limited.
At December 31, 2025, we had federal and state net operating loss (“NOL”) carryforwards of $178.9 million and $12.4 million, respectively. The federal NOL carryforwards of $178.9 million may be carried forward indefinitely. State NOL carryforwards totaling $12.4 million begin to expire in 2040, unless previously utilized. In addition, we had federal and state R&D credit carryforwards totaling $8.3 million and $0.8 million, respectively. The federal R&D credit carryforwards will begin to expire in 2040 unless previously utilized. The state R&D credit carryforward will begin to expire in 2042 unless previously utilized.
Under current law, U.S. federal NOLs generated in taxable periods beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income for taxable periods beginning after December 31, 2020. Many state jurisdictions conform to federal law for this purpose or have other provisions that limit the deductibility of state NOL carryforwards in a taxable period. For example, California has temporarily disallowed the use of NOLs to offset California taxable income prior to 2027. In addition, under Sections 382 and 383 of the Code, U.S. federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage within a rolling three-year period. We believe we underwent an ownership change in 2024, which resulted in a limitation that reduced the total amount of our NOL and tax credit carryforwards. We adjusted the carryforward attributes accordingly, with an offsetting adjustment to the valuation allowance. Subsequent ownership changes may further limit our ability to utilize NOL and tax credit carryforwards in future years. To the extent we have experienced or will experience an ownership change(s), our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.
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
Following these risk assessments, as necessary, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Director of IT who reports to our Chief Financial Officer, to manage the risk assessment and mitigation processes.
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
Our Chief Financial Officer and Director of IT are primarily responsible for the assessment and management of our material risks from cybersecurity threats, and the oversight of our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our Chief Financial Officer, our Director of IT, and our IT consultant collectively have significant prior work experience in various roles involving managing information security and implementing effective information and cybersecurity programs. They are informed about and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents. Our information technology general controls are firmly established based on recognized industry standards and cover areas such as risk management, data backup, and disaster recovery.. We have implemented processes to monitor security threats and vulnerabilities and respond to all cybersecurity incidents that could have an impact on our business operations, including prompt escalation and communication of major security incidents to senior leadership and our board of directors.
Our Chief Financial Officer and Director of IT provide annual and as needed briefings to the audit committee regarding the Company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. The audit committee provides regular updates to the board of directors on such reports.

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
Holders
As of March 18, 2026, there were 30 registered stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these holders of record.
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
Overview
We are a commercial pharmaceutical company focused on the commercialization of VIZZ® (aceclidine ophthalmic solution) 1.44%, the first and only FDA-approved aceclidine-based eye drop for the treatment of presbyopia, a condition impacting an estimated 1.8 billion people globally and 128 million people in the United States (“U.S.”). We are commercializing VIZZ in the U.S. and continue to establish licensing partnerships internationally to provide access to VIZZ globally. We believe that a once-daily pharmacological eye drop that can effectively and safely improve near vision throughout the full workday, without the need for reading glasses, is a highly attractive commercial product with an estimated U.S. market opportunity in excess of $3 billion. It is our goal to successfully commercialize VIZZ, and we have assembled an executive team with extensive clinical and commercial experience to execute this goal and become the category leader.
VIZZ (aceclidine ophthalmic solution) 1.44% is a once-daily eye drop developed to restore clear near vision for up to 10 hours. VIZZ is powered by aceclidine, highlighted by its differentiated mechanism of action as a predominantly pupil-selective miotic that interacts with the iris, with minimal ciliary muscle stimulation. VIZZ contracts the iris sphincter muscle resulting in a pinhole effect and uniquely achieves a sub-2mm pupil that extends depth of focus to significantly improve near vision without causing a myopic shift. Aceclidine, the sole active ingredient in VIZZ, is a new chemical entity (“NCE”) in the U.S. and its FDA approval marks a global first in the treatment of presbyopia. VIZZ has patent protection until 2044 in the U.S., at a minimum, due to a robust intellectual property portfolio underpinned by issued patents.
On July 31, 2025, the FDA approved VIZZ, making it the first and only aceclidine-based product approved by the FDA. VIZZ has five years of NCE exclusivity in the U.S., expiring in July 2030. The Company commercially launched VIZZ in the U.S. in August 2025, with direct-to-eye care professional sales and marketing activities initiated immediately upon approval. Professional product sample distribution by the sales force to optometrists and ophthalmologists and commercial product shipments to customers via our e-pharmacy partner were initiated in October 2025, and product became broadly available in retail pharmacies beginning in November 2025.
Financial Overview
As of December 31, 2025, we had $292.3 million of cash, cash equivalents, restricted cash, and marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2025 will allow us to continue to commercialize VIZZ, and will be sufficient to fund the Company to positive operating cash flow. We have incurred net losses in each year since inception, and as of December 31, 2025, we had an accumulated deficit of $227.1 million. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses related to product sales, marketing, manufacturing, and distribution of VIZZ as we are in the early stages of commercialization, and additional costs associated with being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements. As a result of these and other factors, while we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2025 will fund the Company to positive operating cash flow, it is possible that we may require additional financing to fund our operations and planned growth.
Since our inception, we have financed our operations primarily through public offerings of our common stock, proceeds from the Merger, and private placements of our common stock and convertible preferred stock. Concurrent with the closing of the Merger on March 21, 2024, we completed a private placement (the “March 2024 PIPE Financing”) of 3,559,565 shares of common stock for an aggregate gross purchase price of $53.5 million. Additionally, on July 17, 2024, we completed a private placement (the “July 2024 PIPE Financing”) with Ridgeback Capital Investments, L.P. of 1,578,947 shares of common stock for an aggregate gross purchase price of $30.0 million. As of December 31, 2025, we have sold an aggregate of 3,618,634 shares of common stock under the sales agreement with TD Securities (USA) LLC (the “Sales Agreement”), resulting in net proceeds to the Company of $147.7 million. As of December 31, 2025, the Company had no remaining capacity under the Sales Agreement.
License and Distribution Agreements
CORXEL License and Collaboration Agreement
In April 2022, we entered into a License and Collaboration Agreement with CORXEL Pharmaceuticals (formerly known as Ji Xing Pharmaceuticals Hong Kong Limited) (“CORXEL”) granting CORXEL an exclusive license (the “CORXEL License” formerly referred to as the “Ji Xing License”) to certain of our intellectual property rights to develop, use, import, and sell products containing LNZ100 (commercially known as VIZZ in the U.S.) (“Products”) for use in the treatment of presbyopia in humans in mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan (collectively, “Greater China”). We also granted CORXEL (i) the right to negotiate in good faith and enter into agreements to purchase Products from us for clinical and commercial uses at cost plus a negotiated percentage and (ii) the right of first negotiation to obtain a regional license from us on other products we might develop outside of the field of presbyopia for commercialization in Greater China.
We received nonrefundable, non-creditable upfront payments totaling $15.0 million as initial consideration under the CORXEL License during the year ended December 31, 2022. In addition, we received $5.0 million upon submission of the New Drug Application (“NDA”) for VIZZ to the National Medical Products Administration (“NMPA”) in Greater China for the treatment of presbyopia and another $5.0 million upon FDA approval of VIZZ during the year ended December 31, 2025. We are also eligible to receive (i) up to an additional $85.0 million in regulatory and sales milestone payments, (ii) tiered, escalating royalties in the range of 5% to 15% on net sales of Products in Greater China by CORXEL, its affiliates and sublicensees, and (iii) tiered, deescalating royalties in the range of 15% to 5% of sublicensing income received by CORXEL prior to the regulatory approval of the first Product in Greater China.
The $15.0 million upfront payments allocated to that single performance obligation was recognized on execution of the CORXEL License during the year ended December 31, 2022. During the year ended December 31, 2025, the first regulatory milestone under the CORXEL License was achieved upon submission of the NDA for VIZZ to the NMPA. A second regulatory milestone under the CORXEL License was achieved upon FDA approval of VIZZ. We recognized revenue and received payment totaling $10.0 million for the achievement of both regulatory milestones during the year ended December 31, 2025. No other contractual milestones were met under the CORXEL License during the years ended December 31, 2025 or 2024.
On October 27, 2024, CORXEL and the Company announced positive topline data from the Phase 3 JX07001 clinical trial of VIZZ in patients with presbyopia in China. In this China Phase 3 safety and efficacy trial, VIZZ achieved the primary endpoint and key secondary endpoints, with statistically significant three-lines or greater improvement in Best Corrected Distance Visual Acuity (“BCDVA”) at near, without losing one-line or more in distance visual acuity.
Lotus Pharmaceutical Co., LTD. License and Commercialization Agreement
On May 7, 2025, we entered into a license and commercialization agreement providing an exclusive license (the “Lotus License”) to certain of our intellectual property to commercialize VIZZ for the treatment of presbyopia in humans in the Republic of Korea, the Kingdom of Thailand, Republic of the Philippines, the Socialist Republic of Vietnam, Malaysia,

Negara Brunei Darussalam, the Republic of Indonesia, and the Republic of Singapore (collectively, “Southeast Asia”). Under the terms of the Lotus License, we received a $5.0 million nonrefundable, non-creditable upfront payment, and are eligible to receive up to $120.0 million of regulatory and commercial milestone payments, as well as tiered, escalating royalties in the range of 10% to 20% on future net sales in Southeast Asia.
Laboratoires Théa License and Commercialization Agreement
On July 7, 2025, we entered into a license and commercialization agreement providing an exclusive license (the “Théa License”) to register and commercialize VIZZ for the treatment of presbyopia in Canada. Under the terms of the Théa License, we received a $2.5 million nonrefundable, non-creditable upfront payment, and are eligible to receive up to $67.5 million in regulatory and commercial milestone payments, as well as tiered, escalating royalties in the range of 10% to 20% on future net sales in Canada.
Lunatus Global Medical Supplies Distribution Agreement
On January 2, 2026, we entered into a distribution agreement appointing an exclusive distributor for VIZZ in the United Arab Emirates, Kingdom of Saudi Arabia, Kuwait, Qatar, Bahrain, Oman, Jordan, Lebanon, and Iraq (collectively, the “Middle East”) (the “Lunatus Distribution Agreement”). Under the terms of the Lunatus Distribution Agreement, we received a nonrefundable, non-creditable upfront payment, and are eligible to receive regulatory and commercial milestone payments and a per unit fee for each unit sold to Lunatus for distribution in the Middle East, pending regulatory approval.
Key Trends and Factors Affecting Comparability Between Periods
•The commercial launch of VIZZ in July 2025 resulted in the recognition of product sales, net and associated cost of sales during the year ended December 31, 2025. There were no product sales, net or cost of sales recognized prior to the commercial launch of VIZZ. We expect product sales, net and associated cost of sales to increase in 2026 as we continue to execute the commercial launch of VIZZ. License revenue increased during the year ended December 31, 2025 relative to the year ended December 31, 2024 as a result of upfront payments received under the Lotus and Théa Licenses, as well as the achievement of two regulatory milestones under the CORXEL License. We may generate future revenue from additional license and collaboration agreements to commercialize VIZZ outside the U.S.
•Our selling, general and administrative expenses increased in 2025, relative to 2024, as we have built a cross-functional commercial team consisting of marketing, commercial operations and an 88-territory sales force, and will continue to strategically support our sales and commercial infrastructure with capabilities designed to scale when necessary to support the commercialization of VIZZ. We expect such expenses to continue to increase for the foreseeable future due to the recent launch of our direct-to-consumer (“DTC”) marketing campaign and the expansion of our sales force.
•Our research and development costs decreased during the year ended December 31, 2025, relative to the comparative period in 2024 primarily due to FDA approval of VIZZ during the year ended December 31, 2025. On a prospective basis subsequent to FDA approval on July 31, 2025, certain expenses that were historically classified as research and development expenses were and will be prospectively classified into sales, general and administrative expenses, including certain medical affairs and chemistry, manufacturing and controls expenses that indirectly support VIZZ. We expect our research and development costs will further decrease in 2026, relative to 2025, given the FDA approval of VIZZ.
Recent Developments
Broad Market Availability of VIZZ
On September 30, 2025, we announced the availability of VIZZ via initiation of product sample distribution by the sales force to optometrists and ophthalmologists nationwide. Commercial product shipments were initiated to customers in October 2025 through our ePharmacy partner, and product availability in retail pharmacies followed in November 2025.
Launch of Direct-to-Consumer Marketing Campaign
On January 14, 2026, we announced the launch of “Make it VIZZable”, the VIZZ consumer campaign with award-winning actor, producer and publisher, Sarah Jessica Parker (“SJP”) as a brand ambassador for VIZZ. As part of the campaign, SJP will detail her own experiences with age-related blurry near vision and the ways in which VIZZ has made a real difference in her life.
Lotus New Drug Application Submissions
On December 1, 2025, we announced that Lotus submitted an NDA to the Ministry of Food and Drug Safety for the review and approval of VIZZ, for the treatment of presbyopia in adults in South Korea. This represented the first submission for approval under the Lotus License. In the first quarter of 2026, Lotus submitted NDAs for the review and approval of VIZZ in Thailand and Singapore.
Submission of Marketing Authorization Application to European Medicines Agency
On March 10, 2026, we announced the submission of a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for the review and approval of VIZZ. If approved, the EMA's positive opinion would serve as a foundational step toward making VIZZ available to the millions of Europeans living with age-related blurry near vision. The submission of the MAA in Europe represents the fifth ex-U.S. regulatory submission for VIZZ.
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
Product Sales, net
Beginning in the fourth quarter of 2025, we have generated revenue from sales of VIZZ, which are recorded net of invoice discounts for prompt payment and distribution service fees, product returns and other incentives.
License Agreements
We have generated revenue related to various license and collaboration agreements, and in the future may generate revenue from payments received under our current license and collaboration agreements or additional licenses, commercialization and distribution agreements we may enter into with respect to VIZZ.
Operating Expenses
Cost of Sales
Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of VIZZ, including raw materials, third-party manufacturing costs, packaging services, and freight costs. Cost of sales also includes period costs related to certain operations personnel and inventory adjustment charges. The Company began capitalizing inventory costs upon FDA approval of VIZZ in July 2025. Prior to FDA approval of VIZZ, manufacturing and other inventory costs were recorded to research and development expenses, resulting in zero cost inventory. Cost of sales of VIZZ will increase on a per unit basis after zero cost inventory is sold, which we expect to sell during 2026.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, business development, sales and marketing, human resources and other corporate functions. Other selling, general and administrative expenses include marketing and advertising costs to support our 88-territory sales force, professional fees for legal, tax and business consulting services, public company related expenses such as audit fees and insurance costs, intellectual property and patent costs, facility costs and travel costs. Subsequent to the FDA approval of VIZZ, selling, general and administrative expenses also include salaries and related benefits and stock-based compensation costs related to our quality assurance, regulatory, supply chain and operations, and medical affairs functions.

Research and Development
Research and development expenses, which consisted primarily of costs associated with our product research and development efforts, were expensed as incurred. Research and development expenses consisted primarily of: (i) employee related costs, including salaries, benefits and share-based compensation expense for employees engaged in research and development activities; (ii) third-party contract costs relating to research, formulation, manufacturing, nonclinical studies and clinical trial activities; (iii) external costs of outside consultants who assist with technology development, regulatory affairs, clinical development and quality assurance prior to FDA approval; and (iv) allocated facility-related costs.
Costs for certain activities, such as nonclinical studies and clinical trials were generally recognized based on the evaluation of the progress of completion of specific tasks using information and data provided by our vendors and collaborators.
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
Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table presents the results of operations for the periods indicated (amounts in thousands, except percentages):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Product sales, net	$1,588	$—	$1,588	N/A
License revenue	17,500	—	17,500	N/A
Cost of sales	418	—	418	N/A
Selling, general and administrative expenses	91,138	28,809	62,329	216%
Research and development expenses	18,670	29,801	(11,131)	(37)%
Other income, net	9,513	8,842	671	8%
Product Sales, net
Product sales, net were initiated during the year ended December 31, 2025 due to the FDA approval of VIZZ in July 2025 and subsequent product sales beginning in October 2025. Product sales, net for the year ended December 31, 2025 were primarily driven by approximately 20,000 paid prescriptions filled. The Company had no product sales during the year ended December 31, 2024.
License Revenue
License revenue increased during the year ended December 31, 2025 due to revenue recognized from the upfront payments under the Lotus and Théa Licenses, and the achievement of two regulatory milestones under the CORXEL License. There was no license revenue during the year ended December 31, 2024.
Cost of Sales
Cost of sales increased during the year ended December 31, 2025 due to cost of sales recognized in connection with sales of VIZZ. There was no cost of sales during the year ended December 31, 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $62.3 million, or 216%, to $91.1 million for the year ended December 31, 2025 compared to $28.8 million for the year ended December 31, 2024. Increases in the comparative period included $31.3 million in employee salaries and related expenses due to a rise in headcount, including the hiring of our 88-territory sales force, $20.5 million in pre-commercial and commercial marketing, advertising and sales infrastructure as we prepared for and executed the commercial launch of VIZZ and initiated the associated DTC marketing campaign, $3.9 million in chemistry and control and regulatory related expenses which were classified as selling, general and administrative expenses subsequent to FDA approval, $2.9 million in travel expenses primarily related to our sales force and $2.8 million in other corporate overhead.
Research and Development Expenses
Research and development expenses incurred for the year ended December 31, 2025 were primarily incurred to further refine the manufacturing process for VIZZ, while research and development expenses incurred for the year ended December 31, 2024 were substantially all related to the development of VIZZ in our INSIGHT and CLARITY trials.
Research and development expenses decreased $11.1 million, or 37%, to $18.7 million for the year ended December 31, 2025 compared to $29.8 million for the year ended December 31, 2024. The decrease was primarily driven by a $12.1 million decrease in clinical and nonclinical research expense for our clinical trials, and a $2.4 million decrease in contract regulatory consulting expenses associated with the prior period preparation and filing of our NDA for VIZZ, and a $1.0 million decrease in employee salaries and related expenses. The decrease was partially offset by a $4.0 million increase in contingent product manufacturing costs incurred prior to FDA approval.
Other Income, net
Other income, net for the year ended December 31, 2025, was $9.5 million, compared to $8.8 million for the year ended December 31, 2024. The increase was primarily driven by additional interest income earned on our cash, cash equivalents, and marketable securities of $1.2 million as a result of an overall increase in cash on-hand in 2025 over the comparative period. During the year ended December 31, 2024, we recorded a $1.0 million charge due to an increase in the fair value of the preferred stock warrants liability, resulting in a non-recurring, non-cash charge at the close of the Merger, and $1.3 million in other income related to an increase in the fair value of the Company's equity investment without a readily determinable fair value.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2025, we had $292.3 million of cash, cash equivalents, restricted cash, and marketable securities. We have incurred net losses in each year since inception and as of December 31, 2025, we had an accumulated deficit of $227.1 million. Our net losses were $82.1 million and $49.8 million for the years ended December 31, 2025 and 2024, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses in the early stages of the commercialization of VIZZ, including costs related to product sales, marketing, manufacturing, and distribution.
From inception through December 31, 2025, we received funding of $13.0 million from our initial seed financing, $47.0 million from the sale of Series A Convertible Preferred Stock, $10.0 million from the sale of Series A-1 Convertible Preferred Stock, gross proceeds of $83.5 million from the sale of Series B Convertible Preferred Stock, approximately $117.8 million in cash and cash equivalents from the Merger, approximately $53.5 million in gross cash proceeds from the March 2024 PIPE Financing, and $30.0 million in gross cash proceeds from the July 2024 PIPE Financing.
On April 4, 2025, we entered into a Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) under which we may offer and sell up to $150.0 million of shares of our common stock from time to time through an “at the market” offering program under which TD Cowen will act as sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, TD Cowen may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to the Company’s shelf registration statement on Form S-3, including the prospectus supplement contained therein, which was declared effective by the SEC on April 14, 2025. During the year ended December 31, 2025, we sold an aggregate of 3,618,634 shares of common stock at a weighted-average price of $41.45 under the Sales Agreement, resulting in net proceeds of $147.7 million, utilizing the full capacity of the Sales Agreement.

Funding Requirements
We believe that our cash, cash equivalents, and marketable securities as of December 31, 2025 will allow us to continue to build infrastructure and commercialize VIZZ, and such funds are anticipated to fund the Company to positive operating cash flow. This belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than expected. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than currently anticipated, and we may need to seek additional funds sooner than planned.
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
Cash Flows
The following table summarizes our cash flows for the years presented (amounts in thousands):

	Year Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(69,170)	$(59,391)
Investing activities	(75,668)	(154,479)
Financing activities	149,745	199,002
Net increase (decrease) in cash and cash equivalents	$4,907	$(14,868)
Net Cash Used in Operating Activities
Net cash used in operating activities primarily results from net loss adjusted for non-cash expenses, changes in working capital components, costs to manufacture VIZZ and employee-related expenditures. Cash flows from operating activities will continue to be impacted by commercialization activities for VIZZ, and will also be impacted by any potential future revenue from commercialization activities and licensing or distribution arrangements. Cash flows will also continue to be affected by other operating and general administrative activities.

For the year ended December 31, 2025, cash used in operating activities was $69.2 million and resulted from a net loss of $82.1 million, in addition to cash outflows of $3.0 million in prepaid expenses and other current assets primarily due to an increase in deposits related to our DTC marketing campaign, and $4.3 million from inventory purchases. The decrease in operating cash flows was offset by a $10.9 million increase in accounts payable and accrued liabilities due to the launch of our DTC marketing campaign, and $9.5 million in non-cash adjustments primarily driven by share-based compensation expense.
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
Net Cash Used in Investing Activities
Cash used in investing activities for the year ended December 31, 2025 was $75.7 million, primarily due to $280.8 million of purchases of marketable securities, and partially offset by $206.0 million in proceeds from maturities of marketable securities.
Cash used in investing activities for the year ended December 31, 2024 was $154.5 million, primarily due to $241.9 million of purchases of marketable securities, and partially offset by $87.9 million in proceeds from maturities of marketable securities.
Net Cash Provided by Financing Activities
For the year ended December 31, 2025, cash provided by financing activities was $149.7 million, primarily driven by $147.7 million in net proceeds from common stock sold under the Sales Agreement and $2.0 million in net cash proceeds from exercises of stock options and issuances of common stock under the employee stock purchase plan.
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
Material Cash Requirements from Contractual Obligations
In February 2022, we entered into a lease for 2,930 square feet of office space in Del Mar, California. In March 2023, we entered into a lease amendment for a 647 square feet expansion of our office space at the same facility. The term of the lease, as amended, is forty-eight months from the original commencement date, terminating March 31, 2026, unless terminated sooner. In April 2024, we entered into a lease for 9,795 square feet of office space in Solana Beach, California. The term of the lease is thirty-nine months from the commencement date of July 1, 2024, ending September 30, 2027. See Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K for further details related to our office leases.
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
Revenue Recognition
Product Sales, net
To date, product sales, net has consisted of sales of VIZZ to (i) certain wholesalers (who in turn sell VIZZ to retail pharmacies) and (ii) directly to patients through the our e-pharmacy partner. Product sales, net is recognized net of reserves for variable components, including but not limited to distribution service fees, prompt pay discounts and product returns. These variable components are reassessed each reporting period, and adjustments are recorded on a cumulative catch-up basis, which affects product sales, net in the period of adjustment. The actual amounts of variable consideration ultimately received may differ from our estimates. To date, actual amounts have not differed materially from our estimates.
Share-Based Compensation Expense
Share-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of equity awards using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. We determine the inputs and assumptions to the Black-Scholes option pricing model in the following manner:
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
Risk-Free Interest Rate—The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of LENZ Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LENZ Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, convertible preferred and common stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
San Diego, California
March 24, 2026

LENZ THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$25,179	$20,158
Marketable securities	267,168	188,872
Accounts receivable, net	329	—
Inventory	2,936	—
Prepaid expenses and other current assets	5,800	2,773
Restricted cash	—	114
Total current assets	301,412	211,917
Property and equipment, net	1,189	651
Operating lease right-of-use asset	734	1,338
Other assets	2,541	1,398
Total assets	$305,876	$215,304
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,167	$4,257
Accrued liabilities	17,020	6,149
Total current liabilities	21,187	10,406
Operating lease liability, net	350	814
Total liabilities	21,537	11,220
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at December 31, 2025 and 2024; no shares issues and outstanding at December 31, 2025 and 2024	—	—
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized at December 31, 2025 and 2024; 31,344,782 and 27,531,490 shares issued at December 31, 2025 and 2024, respectively; and 31,344,782 and 27,518,439 shares outstanding at December 31, 2025 and 2024, respectively	1	1
Additional paid-in capital	511,237	348,901
Accumulated deficit	(227,141)	(145,014)
Accumulated other comprehensive income	242	196
Total stockholders’ equity	284,339	204,084
Total liabilities and stockholders’ equity	$305,876	$215,304
See accompanying notes to consolidated financial statements.

LENZ THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue:
Product sales, net	$1,588	$—
License revenue	17,500	—
Total revenue	19,088	—
Operating expenses:
Cost of sales	418	—
Selling, general and administrative	91,138	28,809
Research and development	18,670	29,801
Total operating expenses	110,226	58,610
Loss from operations	(91,138)	(58,610)
Other income:
Other (expense) income	(243)	289
Interest income	9,756	8,553
Total other income, net	9,513	8,842
Net loss before income taxes	(81,625)	(49,768)
Income tax expense	502	1
Net loss	$(82,127)	$(49,769)
Other comprehensive income (loss):
Unrealized gain on marketable securities	46	190
Comprehensive loss	$(82,081)	$(49,579)
Net loss per share, basic and diluted	$(2.85)	$(2.34)
Weighted-average common shares outstanding, basic and diluted	28,813,164	21,281,038
See accompanying notes to consolidated financial statements.

LENZ THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED AND COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Convertible Preferred and Common Stock								Stockholders' Equity

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Class B Convertible Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023 (1)	21,977,282	$44,621	2,950,548	$9,893	28,019,181	$82,976	2,744,184	$5,900	1,969,360	$10	$2,517	$(95,245)	$6	$(92,712)
Conversion of convertible preferred stock and Class B convertible common stock to common stock as a result of the Merger and reset to par of $0.00001	(21,977,282)	(44,621)	(2,950,548)	(9,893)	(28,019,181)	(82,976)	(2,744,184)	(5,900)	11,260,672	(10)	143,400	—	—	143,390
Issuance of common stock to Graphite stockholders as a result of the Merger	—	—	—	—	—	—	—	—	8,320,485	—	116,145	—	—	116,145
Issuance of common stock from private placements, net	—	—	—	—	—	—	—	—	5,138,512	—	79,513	—	—	79,513
Reclassification of warrant liability to equity	—	—	—	—	—	—	—	—	—	—	1,918	—	—	1,918
Merger transaction costs	—	—	—	—	—	—	—	—	—	—	(5,070)	—	—	(5,070)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	190	190
Exercise of stock options and common warrants	—	—	—	—	—	—	—	—	801,983	1	4,037	—	—	4,038
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	27,427	—	76	—	—	76
Share-based compensation	—	—	—	—	—	—	—	—	—	—	6,365	—	—	6,365
Net loss	—	—	—	—	—	—	—	—	—	—	—	(49,769)	—	(49,769)
Balance as of December 31, 2024	—	$—	—	$—	—	$—	—	$—	27,518,439	$1	$348,901	$(145,014)	$196	$204,084
Exercise of stock options	—	—	—	—	—	—	—	—	158,858	—	1,123	—	—	1,123
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	46	46
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	13,051	—	44	—	—	44
Share-based compensation	—	—	—	—	—	—	—	—	—	—	12,547	—	—	12,547

Issuance of common stock through at-the-market offerings, net of issuance costs	—	—	—	—	—	—	—	—	3,618,634	—	147,749	—	—	147,749
Exercise of stock warrants	—	—	—	—	—	—	—	—	554	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	35,246	—	873	—	—	873
Net loss	—	—	—	—	—	—	—	—	—	—	—	(82,127)	—	(82,127)
Balance as of December 31, 2025	—	$—	—	$—	—	$—	—	$—	31,344,782	$1	$511,237	$(227,141)	$242	$284,339
See accompanying notes to consolidated financial statements.
(1)Retroactively recast for the reverse recapitalization as described in Note 3.

LENZ THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(82,127)	$(49,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	287	58
Loss on disposal of property and equipment	—	16
Loss on impairment of operating right-of-use assets and related property and equipment	82	—
Accretion of discounts and amortization of premiums on marketable securities, net	(3,409)	(4,017)
Loss (gain) on long-term investments, net	197	(1,336)
Change in fair value of preferred stock warrants	—	1,047
Share-based compensation expense	12,547	6,365
Changes in operating assets and liabilities:
Accounts receivable, net	(329)	—
Inventory	(4,275)	—
Prepaid expenses and other current assets	(3,027)	25
Accounts payable	(90)	(4,279)
Accrued liabilities	10,975	(7,460)
Other assets	(1)	(41)
Net cash used in operating activities	(69,170)	(59,391)
Cash flows from investing activities
Purchases of marketable securities	(280,803)	(241,911)
Proceeds from maturities of marketable securities	205,962	87,900
Purchases of property and equipment	(827)	(468)
Net cash used in investing activities	(75,668)	(154,479)
Cash flows from financing activities
Proceeds from issuance of common stock through at-the-market offerings, net of issuance costs	147,749	—
Proceeds from exercises of stock options	1,123	4,038
Proceeds from issuance of common stock under employee stock purchase plan	873	—
Cash, cash equivalents, and restricted cash acquired in connection with the Merger	—	117,824
Proceeds from issuance of common stock, net of issuance costs	—	79,513
Merger transaction costs	—	(2,373)
Net cash provided by financing activities	149,745	199,002
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,907	(14,868)
Cash, cash equivalents, and restricted cash, beginning of the period	20,272	35,140
Cash, cash equivalents, and restricted cash, end of the period	$25,179	$20,272
Supplemental cash flow information
Conversion of Series A, A-1, and B convertible preferred stock to common stock	$—	$137,490
Conversion of Class B convertible common stock to common stock	$—	$5,900
Reclassification of warrant liability to equity	$—	$1,918
Prepaid expenses and other current assets assumed in the Merger	$—	$1,313
Accounts payable and accrued liabilities assumed in the Merger	$—	$2,950
Right-of-use assets assumed in the Merger in exchange for operating lease liabilities	$—	$74
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,116
Property and equipment included in accounts payable and accrued expenses	$—	$203
See accompanying notes to consolidated financial statements.

LENZ THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Liquidity
Description of the Business
LENZ Therapeutics, Inc. (“LENZ” or the “Company”) is a commercial pharmaceutical company focused on the development and commercialization of innovative therapies to improve vision. On July 31, 2025, the United States (“U.S.”) Food and Drug Administration (“FDA”) approved VIZZ® (aceclidine ophthalmic solution) 1.44%, formerly known as LNZ100, the first and only FDA-approved aceclidine-based eye drop for the treatment of presbyopia in adults. The Company, formerly known as Graphite Bio, Inc. (“Graphite”), was incorporated in Ontario, Canada in June 2017 as Longbow Therapeutics Inc., and was reincorporated in the State of Delaware in October 2019. The Company has a wholly owned subsidiary, LENZ Therapeutics Operations, Inc. (“LENZ OpCo”), previously named Lenz Therapeutics, Inc., which became a corporation in Delaware on October 28, 2020 upon the filing of a Certificate of Conversion to convert Presbyopia Therapies, LLC, a Delaware limited liability company (formed in September 2013), to a Delaware corporation.
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
Liquidity
As of December 31, 2025, the Company has devoted substantially all of its efforts to product development and pre-commercial activities and has just recently begun to realize product revenue from its principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of December 31, 2025, had an accumulated deficit of $227.1 million. The Company expects to incur additional losses as it hires additional personnel, protects its intellectual property, and grows its business through the commercialization of VIZZ. The Company may need to raise additional capital to support its continuing operations and pursue its long-term business plan, including the continued commercialization of its product. Such activities are subject to significant risks and uncertainties.
As of December 31, 2025, the Company had cash, cash equivalents, and marketable securities of $292.3 million, which is available to fund future operations. The Company believes that its existing cash, cash equivalents, and marketable securities as of December 31, 2025 will be sufficient to support operations for at least the next 12 months from the issuance date of these consolidated financial statements.
During the year ended December 31, 2025, the Company sold an aggregate of 3,618,634 shares of common stock at a weighted-average price of $41.45 under the Sales Agreement (as defined in Note 9), utilizing the full capacity under the Sales Agreement.
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
Since LENZ OpCo was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the consolidated financial statements were prepared on a stand-alone basis for LENZ OpCo and did not include the combined entities' activity or financial position. The consolidated financial statements as of and for the year ended December 31, 2024 include Graphite’s activity from March 21, 2024 through December 31, 2024, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of LENZ OpCo have been retroactively recast based on the Merger exchange ratio of 0.2022.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Estimates used in preparing the accompanying financial statements include, but are not limited to, estimates related to the recognition of revenue and share-based compensation expense. Although actual results could differ from those estimates, management does not believe that such differences would be material.
Concentration of Credit Risk and Other Risks and Uncertainties
Credit Risk
Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
Major Customers
The Company enters into agreements with certain wholesalers for the sale of VIZZ in the U.S. Major customers are defined as customers that individually accounted for greater than 10% of the Company's product revenue. The following table presents each major customer that accounted for more than 10% of the Company’s product sales:

Year Ended December 31, 2025
Customer A	18%
Customer B	17%
Customer C	15%
The following table presents each major customer that accounted for more than 10% of gross accounts receivable:

December 31, 2025
Customer A	17%
Customer B	12%
Customer C	15%
The Company believes that the concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms, and the level of credit worthiness of its customers.
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

Marketable Securities
The Company classifies marketable securities as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore classified all marketable securities with maturity dates beyond three months at the date of purchase as current assets in the accompanying consolidated balance sheets. As of December 31, 2025, the Company had no intent to sell any marketable securities prior to maturity. Marketable securities classified as available-for-sale are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield over the life of the instrument. Realized gains and losses were calculated using the specific identification method and recorded as interest income or expense. The Company invests in available-for-sale securities consisting of commercial paper, U.S. Treasury securities, U.S government. agency securities, corporate debt securities, and asset-backed securities. Available-for-sale securities are classified as marketable securities on the Company's consolidated balance sheets.
Management evaluates whether unrealized losses on available-for-sale marketable securities are the result of credit worthiness of the securities held or other non-credit related factors. If an unrealized loss is the result of credit quality factors, the Company recognizes an allowance reflective of the current estimate of credit losses expected to be incurred over the life of the financial instrument on a specific identification basis upon initial recognition and at each reporting period. If a reduction in value is a result of other factors, losses are recognized within comprehensive income (loss) unless either the Company intends to sell the security or it is more likely than not the Company will be required to sell the security. Based on a review of these marketable securities, the Company concluded none of the unrealized loss is the result of a credit loss as of December 31, 2025, because the Company does not intend to sell these securities prior to their maturity, and it is unlikely that the Company will be required to sell these securities before the recovery of their amortized cost basis.
Accounts Receivable, Net
Accounts receivable consisted of amounts due from the Company's customers, which includes pharmaceutical wholesalers and patients who purchased VIZZ through our e-pharmacy partner. Payment terms are typically 30-60 days following delivery to wholesaler customers. Customers who purchased VIZZ through our e-pharmacy partner remit payment to our e-pharmacy partner at the point of purchase, and the e-pharmacy remits cash to the Company within 30-60 days from the original point of purchase. Accounts receivable were recorded net of discounts, allowances and other adjustments. The Company monitors the financial performance and creditworthiness of its customers so it can properly assess and respond to changes in their credit profile. The Company estimated the allowance for credit losses based on existing contractual payment terms, actual payment patterns of customers and individual customer circumstances. Amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company did not record a reserve for estimated credit losses as of and for the year ended December 31, 2025. Prior to the FDA approval of VIZZ, the Company had no accounts receivable associated with product sales.
Inventory
Inventory is valued at the lower-of-cost or net realizable value, with cost determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory that is not expected to be sold or used within one year is classified as non-current within Other Assets in the condensed balance sheets. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and adjusts the value for any excess and obsolete inventory to net realizable value in the period in which any impairment is first identified. Any such impairment charge is recorded as a component of cost of sales in the consolidated statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. As of and for the year-ended December 31, 2025, the Company did not record any write-downs to net realizable value.
The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. As such, when regulatory approval is received, this may result in zero cost inventory which does not have a carrying value, and is available to the Company to utilize for commercial operations. The Company periodically evaluates zero cost inventory for obsolescence. This evaluation considers the shelf life of raw materials, work in process, and finished goods inventory, as well as estimated sales trends. As of December 31, 2025, no zero cost inventory was determined to be obsolete.
Products that may be used in clinical development programs are excluded from inventory and the costs are charged to research and development expense in the consolidated statements of operations and comprehensive loss as incurred, as long as they do not have an alternative use. Prior to FDA approval of VIZZ on July 31, 2025, costs related to the production of inventory were expensed in the period incurred within research and development expenses on the consolidated statements of operations and comprehensive loss.
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
During the course of a clinical trial, the rate of expense recognition is adjusted if actual results differ from the Company’s estimates. Management estimates accrued expenses as of each balance sheet date in its consolidated financial statements based on the facts and circumstances known at that time. The clinical trial accrual is dependent in part upon the timely and accurate reporting of CROs, CMOs and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its estimates may vary from the actual results. To date, the Company has not experienced material differences between its accrued expenses and actual expenses. As of December 31, 2025, the Company had no ongoing clinical trials.

Preferred Stock Warrants Liability
The Company issued freestanding warrants to purchase shares of its Series A convertible preferred stock (“Series A Convertible Preferred”). Prior to the Merger, the Company revalued the warrants at each balance sheet date utilizing an option pricing method that back solved the fair value of the warrants based on recent financing transactions and also considered the enterprise value of the Company when considering potential exit events. Changes in fair value were recognized as increases or reductions to other income (expense), net in the consolidated statements of operations and comprehensive loss. The fair value of these warrants were classified as a non-current liability in the consolidated balance sheets since the underlying Series A Convertible Preferred stock was potentially redeemable. Pursuant to the Merger Agreement, the Series A Convertible preferred stock warrants became warrants to purchase shares of the Company's common stock. As a result of the Merger, the warrants no longer met the requirements for liability accounting and, as such, the Company adjusted the value of the warrants to the estimated fair value as of the Merger date and reclassified them to stockholders' equity.
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
Fair Value of Common Stock—Prior to the Merger, there was no public market for LENZ OpCo’s common stock and the fair value of LENZ OpCo’s common stock was determined by the board of directors with input from management and consideration of third-party valuation reports. Subsequent to the Merger, the Company used the closing stock price on the grant date to determine the grant date fair value, adjusted for special dividends, if any.
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
The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the consolidated balance sheets as of December 31, 2025 and December 31, 2024 and has not recognized interest or penalties in the consolidated statements of operations for the years ended December 31, 2025 or 2024.
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
Our revenue consisted of sales of VIZZ, as well as upfront payments for licenses and milestone payments.
Product Sales, Net
The Company recognizes revenue from sales of VIZZ when the customer obtains control of the promised goods or services, which typically occurs at the point in time product is delivered to the customer. The Company records the amount of revenue that reflects the consideration that it expects to receive in exchange for those goods or services. The Company sells VIZZ to customers in the U.S., which became available for commercial sale during the fourth quarter of 2025. The Company sells VIZZ to (i) certain wholesalers (who in turn sell VIZZ to retail pharmacies) and (ii) directly to patients (i.e. its customers) through the Company’s e-pharmacy partner. For both the wholesaler and e-pharmacy direct to patient sales channels, revenue from product sales is recognized upon physical delivery of the product (when the customer obtains control of the product), in return for agreed-upon consideration. Shipping and handling activities are considered to be fulfillment activities rather than a separate performance obligation and are recorded within selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.
Revenue from product sales is recorded at the net sales price, or the transaction price, which may include fixed or variable consideration for (i) distribution service fees, (ii) invoice discounts for prompt payment and (iii) product returns. Estimates of variable consideration are calculated based on the actual product sales each reporting period and the nature of the variable consideration related to those sales. Where appropriate, the Company utilizes the expected value method to determine the estimates of variable consideration for products likely to be returned, refunded, or disputed. The amount of variable consideration that is included in the transaction price may be constrained and is included in product sales, net only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates reflect the Company’s best estimate of the amount of consideration to which the Company expects to be entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ materially from estimates. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect product sales, net and earnings in the period such variances are adjusted. The Company categorizes product sales deduction estimates as follows:
Distribution service fees: The Company engages with certain wholesalers to distribute its products to end consumers. The Company pays the wholesalers a fee for services such as inventory management and service level commitments. The Company estimates the amount of distribution services fees to be paid to the customers and adjusts the transaction price with the amount of such estimate at the time of sale to the customer. An accrued liability is recorded for unpaid distribution service fees.
Prompt pay discounts: The Company provides its customers with a percentage discount on their invoice if the customers pay within the agreed upon timeframe. The Company expects that its customers will earn prompt pay discounts. The Company estimates the probability of customers paying promptly based on the percentage of discount outlined in the purchase agreement between the two parties, and deducts the full amount of these discounts from gross product sales and accounts receivable at the time revenue is recognized.
Product returns: Certain of the Company's wholesaler customers are contractually permitted to return the product within the contractual allowable time before and after the applicable expiration date. In the initial sales period, the Company estimated its provision for returns based on industry data and adjusts the transaction price at the time of the product sale to the customer. Once sufficient history has been collected for product returns, the Company will utilize that history to inform its returns estimate. Once the product is returned, it is destroyed since it cannot be resold.
License Agreements
We enter into license arrangements with partners that typically include payment to us of one of more of the following: (i) license fees; (ii) payments related to the achievement of developmental, regulatory, or commercial milestones; and (iii) royalties on net sales of licensed products.
As part of the accounting for these arrangements, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligation(s). The stand-alone selling price may include items such as forecasted revenue, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if it can be satisfied at a point in time, or over time. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.
License Fees
If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other performance obligations, we use judgment to assess the nature of the combined performance obligation to determine whether it is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
Milestone Payments
At the inception of each arrangement that includes milestone payments (variable consideration), we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price. If it is probable that a milestone event would occur at the inception of an arrangement, the associated milestone value is included in the transaction price. Milestone payments that are contingent upon the achievement of events that are uncertain or not controllable, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received, and therefore not included in the transaction price. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, we evaluate the probability of achievement of such milestones and any related constraint(s), and if necessary, may adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which could affect license or other revenue and earnings in the period of adjustment.
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
Cost of Sales

Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of VIZZ, including raw materials, third-party manufacturing costs, packaging services, and freight costs. Cost of sales also includes period costs related to certain operations personnel and inventory adjustment charges. The Company began capitalizing inventory costs upon FDA approval of VIZZ in July 2025. Prior to FDA approval of VIZZ, manufacturing and other inventory costs were recorded to research and development expenses in the consolidated statements of operations and comprehensive loss, and is referred to as zero cost inventory.
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
Advertising costs are expensed as incurred. For the year ended December 31, 2025, advertising costs totaled $8.0 million. There were no advertising costs for the year ended December 31, 2024.
Net Loss Per Share
Basic net loss per share was calculated by dividing net loss attributed to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Stock options, common stock warrants, and ESPP (as defined in Note 10) shares pending issuance were considered potentially dilutive to common stock. Prior to the Merger, the convertible preferred stock and Class B convertible common stock were not participating securities, because they did not participate in losses. Stock options, preferred stock warrants, Class A warrants, Class B convertible common stock, and convertible preferred stock were considered potentially dilutive common stock. The Company computed diluted net loss per share attributable to common stockholders after giving consideration to all potentially dilutive common stock outstanding during the period, determined using the treasury-stock and if-converted methods, except where the effect of including such securities was antidilutive. Prior to the Merger, the Company made adjustments to diluted net loss attributed to common stockholders to reflect the reversal of gains on the change in the value of preferred stock warrants liability, assuming conversion of warrants to acquire convertible preferred stock at the beginning of the period or at time of issuance, if later, to the extent that those preferred stock warrants are dilutive. Diluted net loss per share was the same as basic net loss per share, since the effects of potentially dilutive securities were antidilutive given the net loss for each period presented.
Net loss per share included the weighted-average shares outstanding as a result of the Merger, shares issued in conjunction with both the March 2024 PIPE Financing (as defined in Note 3) and the July 2024 PIPE Financing (as defined in Note 9), as well as shares issued under the Sales Agreement (as defined in Note 9).
Other Comprehensive Income (Loss)
Other comprehensive income (loss) represents the change in the Company’s stockholders’ equity from all sources other than investments by or distributions to stockholders. The Company’s other comprehensive income (loss) is the result of unrealized gains and losses on marketable securities.
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
The table below shows a reconciliation of the Company's net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP, to the Company's total consolidated net loss in the consolidated statements of operations:

	Year Ended December 31,
	2025	2024
Revenue:
Product sales, net	$1,588	$—
License revenue	17,500	—
Total revenue	19,088	—
Operating expenses:
Cost of sales(1)	391	—
Sales and marketing expenses(1)	57,851	11,945
General and administrative expenses(1)	22,408	12,393
Research and development expenses(1)	17,029	27,907
Share-based compensation expense	12,547	6,365
Total operating expenses	110,226	58,610
Loss from operations	(91,138)	(58,610)
Other income:
Other (expense) income	(243)	289
Interest income	9,756	8,553
Net loss before income taxes	(81,625)	(49,768)
Income tax expense	502	1
Net loss	$(82,127)	$(49,769)
__________________
(1)Amounts exclude share-based compensation expense.
Recently Adopted Accounting Pronouncements
In December 2024, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign jurisdictions if the amount is at least 5% of total income tax payments, net of refunds received. Adoption of the ASU allows for either the prospective or retrospective application of the amendment and is effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance, on a prospective basis, for the annual period ending December 31, 2025, and the adoption did not have a material impact on the Company’s financial statements.
Recently Issued Accounting Pronouncements
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
None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
At December 31, 2025:
Cash equivalents
Money market funds	$21,536	$21,536	$—	$—
U.S. treasury securities	2,996	2,996	—	—
Total cash equivalents measured at fair value	$24,532	$24,532	$—	$—
Marketable securities
Corporate debt securities	$114,102	$—	$114,102	$—
U.S. treasury securities	89,726	89,726	—	—
Commercial paper	28,858	—	28,858	—
Asset-backed securities	21,282	—	21,282	—
U.S. government agency securities	13,200	—	13,200	—
Total marketable securities measured at fair value	$267,168	$89,726	$177,442	$—

At December 31, 2024:
Cash equivalents
Money market funds	$17,693	$17,693	$—	$—
U.S. government agency securities	999	—	999	—
U.S. treasury securities	997	997	—	—
Total cash equivalents measured at fair value	$19,689	$18,690	$999	$—
Marketable securities
Commercial paper	$58,823	$—	$58,823	$—
U.S. treasury securities	46,309	46,309	—	—
Corporate debt securities	43,669	—	43,669	—
U.S. government agency securities	40,071	—	40,071	—
Total marketable securities measured at fair value	$188,872	$46,309	$142,563	$—
The following table presents the amortized cost and estimated fair market value of our cash equivalents and marketable securities as of the dates presented (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$21,536	$—	$—	$21,536
U.S. treasury securities	2,996	—	—	2,996
Marketable securities:
Corporate debt securities	$114,066	$63	$(27)	$114,102
U.S. treasury securities	89,572	154	—	89,726
Commercial paper	28,836	22	—	28,858
Asset-backed securities	21,257	26	(1)	21,282
U.S. government agency securities	13,195	5	—	13,200
Totals	$291,458	$270	$(28)	$291,700

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$17,693	$—	$—	$17,693
U.S. government agency securities	999	—	—	999
U.S. treasury securities	997	—	—	997
Marketable securities:
Commercial paper	$58,798	$56	$(31)	$58,823
U.S. treasury securities	46,231	80	(2)	46,309
Corporate debt securities	43,634	49	(14)	43,669
U.S. government agency securities	40,013	60	(2)	40,071
Totals	$208,365	$245	$(49)	$208,561
The following table presents available-for-sale securities by contractual maturity date as of December 31, 2025 (in thousands):

	December 31, 2025
	Amortized Cost	Estimated Fair Value
Due in one year or less	$157,801	$157,998
Due after one year but within five years	109,125	109,170
Total	$266,926	$267,168
As of December 31, 2025, thirty-three of the Company's marketable securities with a fair market value of $50.7 million were in an immaterial aggregate gross unrealized loss position due to the timing of their acquisition compared to their respective maturity date. These thirty-three marketable securities have all been in a gross unrealized loss position for less than one year. Based on a review of these marketable securities, the Company believes none of the unrealized loss is the result of a credit loss as of December 31, 2025, because the Company does not intend to sell these securities prior to their maturity, and it is unlikely that the Company will be required to sell these securities before the recovery of their amortized cost basis. Refer to Note 2 for further discussion on the Company's evaluation of unrealized losses on available-for-sale securities. Accrued interest receivable on marketable securities was $2.1 million and $1.1 million as of December 31, 2025 and December 31, 2024, respectively, and was recorded within prepaid expenses and other current assets in the consolidated balance sheets. The Company did not write off any accrued interest receivables for the years ended December 31, 2025 and 2024.
The Company did not transfer any assets measured at fair value on a recurring basis between levels during the years ended December 31, 2025 and 2024.
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

No fair value liabilities existed as of December 31, 2025 and December 31, 2024. Upon completion of the Merger, the preferred stock warrants became exercisable into shares of common stock and will no longer continue to be remeasured at each reporting date. Refer to Note 2 for further discussion on the valuation of the preferred stock warrants liability.
Equity investment without a readily determinable fair value
In conjunction with the Merger, the Company obtained an investment in common stock of an unfunded privately held, pre-clinical life sciences company, which the Company initially carried at no value. In May 2024, the private company executed a seed funding round (“Seed Financing”), which triggered an anti-dilution provision under the License and Option Agreement (“Option Agreement”), resulting in the issuance of additional shares of common stock. The Company identified the Seed Financing as an observable price change under the measurement alternative, and adjusted the equity investment from zero to an estimated fair value of $1.3 million at the time of the Seed Financing. There were no downward adjustments to the carrying value of the Company's investment without a readily determinable fair value for the year ended December 31, 2024. During the year ended December 31, 2025, observable price changes in the form of equity financings resulted in total upward adjustments of $0.2 million and total downward adjustments of $0.4 million in the equity investment, resulting in an estimated fair value of $1.1 million as of December 31, 2025.
5.Inventory
Inventory consisted of the following (in thousands):

December 31, 2025
Current assets:
Raw materials	$2,761
Finished goods	175
Inventory, current	2,936
Non-current assets
Raw materials	1,339
Inventory, non-current	1,339
Total inventory	$4,275
6.Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Computer software	$773	$144
Furniture and fixtures	502	311
Machinery and equipment	109	112
Leasehold improvements	108	100
Computer equipment	52	52
Property and equipment, gross	1,544	719
Less: accumulated depreciation	(355)	(68)
Property and equipment, net	$1,189	$651
As of December 31, 2025 and December 31, 2024, materially all of the Company’s property and equipment was located in the United States.

7.Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Sales, general and administrative accrued expenses	$7,649	$1,109
Accrued payroll and related expenses	7,016	3,564
Accrued inventory purchases	1,748	—
Operating lease liability, current portion	465	567
Other accrued liabilities	142	101
Research and development accrued expenses	—	808
Total accrued liabilities	$17,020	$6,149
8.Commitments and Contingencies
Operating Leases
Commencing on April 1, 2022, LENZ OpCo entered into a lease agreement for office space in Del Mar, California, which was subsequently amended to expand the office space leased and extend the term (the “Del Mar lease”). In April 2024, the Company entered into a lease agreement for office space in Solana Beach, California (the “Lomas lease”). As of December 31, 2025 and December 31, 2024, the weighted average remaining lease term was 1.7 years and 2.5 years, respectively, and the weighted average discount rate used to determine the right-of-use assets and corresponding operating lease liabilities was 7.8% and 7.7%, respectively. Cash paid for operating leases approximated rent expense for the periods presented.
Maturities of the Company’s operating lease liabilities as of December 31, 2025 were as follows (in thousands):

2026	511
2027	361
Total undiscounted lease payments	872
Less: present value adjustment	(57)
Operating lease liabilities	$815
Rent expense for the years ended December 31, 2025 and 2024 was $0.5 million and $0.4 million, respectively.
Legal Proceedings
From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. The Company is not currently a party to or aware of any proceedings that it believes will have, individually or in the aggregate, a material adverse effect on it's business, financial condition or results of operations.
Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2025 and December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
9.Stockholders' Equity
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
Common Stock
Prior to the closing of the Merger, LENZ OpCo had authorized two series of common stock, designated Class A common stock and Class B convertible common stock, and there were 11,838,624 and 11,668,867 shares of Class A common stock issued and outstanding, respectively, and 2,744,184 issued and outstanding shares of Class B convertible common stock. At the closing of the Merger, 11,838,624 and 11,668,867 issued and outstanding shares of Class A common stock, respectively, were exchanged for 2,393,729 and 2,359,408 shares of issued and outstanding shares of Graphite's common stock, respectively. Additionally, at the closing of the Merger, 2,744,184 shares of Class B convertible common stock were exchanged for 554,843 shares of Graphite's common stock.
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
On April 4, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) under which we may offer and sell up to $150.0 million of shares of our common stock from time to time through an “at the market” offering program under which TD Cowen will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, TD Cowen may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to the Company’s shelf registration statement on Form S-3, including the prospectus supplement contained therein, which was declared effective by the SEC on April 14, 2025. During the year ended December 31, 2025, the Company sold an aggregate of 3,618,634 shares of common stock at a weighted-average price of $41.45 under the Sales Agreement, utilizing the full capacity under the Sales Agreement.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Other than the special dividend paid by Graphite immediately prior to the close of the Merger, no dividends have been declared or paid by the Company through December 31, 2025, and any such dividends are not cumulative.
Common stock reserved for future issuance consist of the following:

December 31, 2025
Common stock options granted and outstanding	3,822,247
Shares available for issuance under incentive plans	1,901,878
Shares available for issuance under the 2024 Employee Stock Purchase Plan	491,063
Common stock warrants outstanding	163,769
Restricted stock units granted and outstanding	27,640
Total	6,406,597

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
In connection with the Merger, the Series A preferred stock warrants were converted to 164,676 common stock warrants of the Company at an exercise price of $10.64, and were subsequently reclassified to stockholders’ equity at their fair value of $1.9 million. During the year ended December 31, 2025, the Company issued 554 shares of common stock in connection with warrant net exercises. There were no warrant exercises during the year ended December 31, 2024.
10.Share-Based Compensation
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
The Company adopted the 2024 Equity Incentive Plan (the “2024 Plan”) at the closing of the Merger. Upon adoption, there were 3,011,948 shares of the Company’s common stock available for grant under the 2024 Plan. Additionally, the share reserve is subject to annual increases of an amount equal to the least of 4,517,922 shares, 5% of the Company’s outstanding common stock on the last day of the preceding fiscal year, or a lesser amount determined by the Company’s board of directors. As of December 31, 2025, 2,592,506 shares of the Company’s common stock had been granted under the 2024 Plan.
As of December 31, 2025, the aggregate number of shares of common stock authorized under the 2020 Plan and the 2024 Plan, as amended, was 6,328,708 shares.
2024 Employee Stock Purchase Plan
The Company adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”) at the closing of the Merger. Upon adoption, there were 250,995 shares of the Company’s common stock reserved for issuance under the 2024 ESPP. Additionally, the share reserve is subject to annual increases of an amount equal to the least of 376,493 shares, 1% of the Company’s outstanding common stock on the last day of the preceding fiscal year, or an amount determined by the Company’s board of directors. As of December 31, 2025, 35,246 shares of the Company’s common stock had been granted under the 2024 ESPP.
As of December 31, 2025, the aggregate number of shares of common stock authorized under the 2024 ESPP was 491,063 shares.
Stock Options
Stock options granted under the 2020 Plan and the 2024 Plan generally vest over one to four years and expire after 10 years. The Company uses the closing stock price on the grant date for fair value.

A summary of stock option activity for awards under the 2020 Plan and the 2024 Plan is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	2,989,927	$10.50	8.2	$55,531
Granted	1,151,114	$27.20
Exercised	(158,858)	$7.06
Forfeited	(159,936)	$16.64
Outstanding as of December 31, 2025	3,822,247	$15.41	8.0	$16,441
Exercisable as of December 31, 2025	1,727,761	$8.25	7.1	$13,919
Vested and expected to vest	3,822,247	$15.41	8.0	$16,441
The total intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $4.3 million and $4.1 million, respectively.
The assumptions used in the Black-Scholes option pricing model for stock options granted were as follows:

	Year Ended December 31,
	2025	2024
Expected term	5.5 - 6.1 years	5.8 - 6.1 years
Expected volatility	90.2% - 96.5%	93.0% - 106.2%
Risk free interest rate	3.8% - 4.5%	3.8% - 4.5%
Expected dividend yield	0.0%	0.0%
The weighted-average grant date fair value of options granted during the years ended December 31, 2025 and 2024 was $21.23 and $16.44 per share, respectively. As of December 31, 2025, there was $29.7 million of unrecognized compensation cost related to unvested stock options granted under the 2020 Plan and 2024 Plan, which is expected to be recognized over a weighted average period of 2.5 years.
Restricted Stock Units
A summary of restricted stock unit activity is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	—	$—
Granted	30,500	26.34
Vested	—	—
Forfeited	(2,860)	26.34
Outstanding as of December 31, 2025	27,640	$26.34
As of December 31, 2025, there was $0.5 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 3.0 years.
Share-Based Compensation Expense
Share-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cost of sales	$27	$—

Selling, general and administrative	10,879	4,471
Research and development	1,641	1,894
Total	$12,547	$6,365
11.Net Loss Per Share
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

	December 31,
	2025	2024
Common stock options granted and outstanding	3,822,247	2,989,927
Common stock warrants outstanding	163,769	164,676
Restricted stock units granted and outstanding	27,640	—
2024 ESPP shares to be purchased	5,122	1,718
Total	4,018,778	3,156,321
12.Income Taxes
Net loss before income taxes for the years ended December 31, 2025 and 2024 was derived solely from U.S. sources. The Company has not reflected any benefit of such net operating loss carryforwards in the financial statements due to the full valuation allowance recorded against net deferred tax assets. The components of the income tax expense were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current
Federal	$—	$—
State	2	1
Foreign	500	—
Total current	502	1

Deferred
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Total income tax expense	$502	$1

Income taxes paid by jurisdiction was as follows (in thousands):

Year Ended December 31,
2025
U.S. Federal taxes	$—
U.S. State and local taxes	2
Foreign taxes
Singapore	500
Total income taxes paid	502
A reconciliation of the Company's income tax expense to the amount computed by applying the federal statutory income tax rate for the year ended December 31, 2025 is summarized as follows (in thousands):

	Year Ended December 31,
	2025
	Amount	Percentage
Statutory regular federal income tax rate	$(17,140)	21.0%
State and local income taxes, net of federal income tax effect[1]	263	(0.3)%
Foreign tax effects
Singapore
Witholding taxes	500	(0.6)%
Tax credits
Research and development tax credit	(763)	0.9%
Changes in valuation allowance	16,026	(19.6)%
Nontaxable and nondeductible items
Nondeductible executive compensation	1,291	(1.6)%
Other	282	(0.3)%
Changes in unrecognized tax benefits	114	(0.2)%
Other adjustments	(71)	0.1%
Effective tax rate	$502	(0.6)%
[1]State taxes in California and Virginia make up the majority (greater than 50%) of the tax effect in this category.
A reconciliation of the Company’s income tax expense to the amount computed by applying the federal statutory income tax rate for the year ended December 31, 2024 is summarized as follows (in thousands):

Year Ended December 31,
2024
Expected tax benefit computed at federal statutory rate	$(10,452)
State income taxes, net of federal tax benefit	(2,117)
Research and development credits	(2,119)
Reserve for uncertain tax positions	2,328
Prior year permanent differences	586
Current year permanent differences	377
Other	515
Change in valuation allowance	10,883
Income tax expense	$1

Significant components of the Company’s net deferred tax assets (liabilities) are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$38,196	$15,543
Research and development credit carryforwards	8,918	8,162
Capitalized research and development	20,723	28,294
Other	2,964	1,795
Total deferred tax assets	70,801	53,794
Valuation allowance	(70,313)	(53,174)
Net deferred tax assets	488	620
Deferred tax liabilities
Other	(488)	(620)
Total deferred tax liabilities	488	620
Net deferred tax assets	$—	$—
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
The Company evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized. Due to uncertainties surrounding the realizability of the deferred tax assets, the Company maintained a full valuation allowance against its deferred tax assets at December 31, 2025 and 2024.
The Company had a valuation allowance of $70.3 million at December 31, 2025 to offset the net deferred tax assets as realization of such assets is uncertain. The valuation allowance increased by $17.1 million during the year ended December 31, 2025.
The Tax Cuts and Jobs Act (TCJA) historically required taxpayers to capitalize and amortize research and development (R&D) expenditures under section 174 for tax years beginning after December 31, 2022. This rule became effective for the Company during the year ended December 31, 2023, resulting in the capitalization of R&D costs, net of amortization, of approximately $90.7 million and $128.3 million as of December 31, 2025 and December 31, 2024, respectively. The Company will continue to amortize these costs for tax purposes over 5 years for R&D performed in the U.S. and over 15 years for R&D performed outside the U.S.
On July 4, 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill Act (the "Act”). Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, changes to the interest expense limitation and other changes to the U.S. taxation of profits derived from foreign operations. The Act did not have a material impact on our consolidated financial statements.
At December 31, 2025, the Company's federal and state net operating loss (NOL) and tax credit carryforwards were as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal (starting from January 1, 2018)	$178,923	Do not expire
Net operating losses, state	12,415	Starting in 2040
Tax credits, federal	8,289	Starting in 2040
Tax credits, state	797	2042
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
The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits that, if recognized and realized, would affect the effective tax rate due to the valuation allowance against deferred tax assets.
The following table summarizes the changes to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024
Balance at beginning of year	$4,282	$1,953
Increases (decreases) related to prior year tax positions	(12)	(5)
Increases related to current year tax positions	146	2,334
Balance at end of year	4,416	4,282
The Company's policy is to recognize interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties on the Company's consolidated balance sheets at December 31, 2025 or 2024, and has not recognized interest and/or penalties in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, the Company had unrecognized tax benefits of $3.7 million and $3.5 million, respectively, which if recognized currently, should not impact the effective tax rate due to the Company maintaining a full valuation allowance. The Company does not expect that there will be a significant change in the unrecognized tax benefit over the next twelve months.
The Company is subject to taxation in the U.S. federal and various state jurisdictions. All of the Company’s tax years are subject to examination by federal and state tax authorities due to the carryforward of unutilized net operating losses and R&D credits. Further the Company is not currently under examination by any federal, state or local tax authority.
13.License Agreements
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
The Company received nonrefundable, non-creditable upfront payments totaling $15.0 million as initial consideration under the CORXEL License, which represents the transaction price at inception. In addition, the Company received $5.0 million upon submission of the NDA for LNZ100 (commercially known as VIZZ in the United States) to the National Medical Products Administration (“NMPA”) in Greater China for the treatment of presbyopia, and another $5.0 million upon FDA approval of VIZZ. The Company is also eligible to receive up to $85.0 million of additional regulatory and sales milestones, as well as tiered mid single-digit to low double-digit royalties on net sales in Greater China. Additional consideration to be paid to the Company upon reaching regulatory and sales milestones is excluded from the transaction price. Future milestone payments are fully contingent as the risk of significant revenue reversal will only be resolved depending on future regulatory approval and sales level outcomes, thus variable consideration related to the remaining milestone payments was fully constrained as of December 31, 2025. The sales-based royalty fee qualifies for the royalty constraint exception and does not require an estimate of the future transaction price. The sales-based royalty fee is considered variable consideration and will be recognized as revenue as such sales occur, if any.
The Company assessed the promises made under the CORXEL License and concluded the CORXEL License comprises a single performance obligation providing the right to use functional intellectual property. The $15.0 million transaction price allocated to that single performance obligation was recognized on completion of the transfer of the CORXEL License during the year ended December 31, 2022. During the year ended December 31, 2025, the first regulatory milestone under the CORXEL License was achieved upon submission of the NDA for VIZZ to the NMPA, resulting in the recognition of $5.0 million in license revenue. A second regulatory milestone under the CORXEL License was achieved upon FDA approval of VIZZ, for which the Company recognized an additional $5.0 million of license revenue during the year ended December 31, 2025. No other contractual milestones were met under the CORXEL License during the years ended December 31, 2025 or 2024.
Lotus Pharmaceutical Co., LTD. License and Commercialization Agreement
On May 7, 2025 the Company entered into a license and commercialization agreement providing an exclusive license (the “Lotus License”) to certain of the Company's IP to commercialize VIZZ for the treatment of presbyopia in humans in the Republic of Korea, the Kingdom of Thailand, Republic of the Philippines, the Socialist Republic of Vietnam, Malaysia, Negara Brunei Darussalam, the Republic of Indonesia, and the Republic of Singapore (collectively, “Southeast Asia”). Under the terms of the Lotus License, the Company received a $5.0 million nonrefundable, non-creditable upfront payment, which represents the transaction price at inception, and is eligible to receive up to $120.0 million of regulatory and sales milestones, as well as tiered, double-digit royalties on future net sales in Southeast Asia. Additional consideration to be paid to the Company upon reaching regulatory and sales milestones is excluded from the transaction price. Future milestone payments are fully contingent as the risk of significant revenue reversal will only be resolved depending on future regulatory approval and sales level outcomes, thus variable consideration related to the remaining milestone payments was fully constrained as of December 31, 2025. The sales-based royalty fee qualifies for the royalty constraint exception and does not require an estimate of the future transaction price. The sales-based royalty fee is considered variable consideration and will be recognized as revenue as such sales occur, if any.
The Company assessed the promises made under the Lotus License and concluded the Lotus License comprises a single performance obligation providing the right to use functional intellectual property. The $5.0 million transaction price allocated to that single performance obligation was recognized upon transfer of the Lotus License during the year ended December 31, 2025. The upfront payment was subject to a withholding tax in the Republic of Singapore, which the Company recorded as income tax expense during the year ended December 31, 2025. Such withholding may be eligible to be recovered against future taxable income in the United States in the form of a tax deduction or foreign tax credit. No regulatory or sales milestones were met under the Lotus License during the year ended December 31, 2025.
Laboratoires Théa License and Commercialization Agreement
On July 7, 2025, the Company entered into a license and commercialization agreement providing an exclusive license (the “Théa License”) to register and commercialize VIZZ for the treatment of presbyopia in Canada. Under the terms of the Théa License, the Company received a $2.5 million nonrefundable, non-creditable upfront payment, which represents the transaction price at inception, and is eligible to receive up to $67.5 million in regulatory and commercial milestone payments, as well as tiered, double-digit royalties on future net sales in Canada. Additional consideration to be paid to the Company upon reaching regulatory and sales milestones is excluded from the transaction price. Future milestone payments are fully contingent as the risk of significant revenue reversal will only be resolved depending on future regulatory approval and sales level outcomes, thus variable consideration related to the remaining milestone payments was fully constrained as of December 31, 2025. The sales-based royalty fee qualifies for the royalty constraint exception and does not require an estimate of the future transaction price. The sales-based royalty fee is considered variable consideration and will be recognized as revenue as such sales occur, if any.
The Company assessed the promises made under the Théa License and concluded the Théa License comprises a single performance obligation providing the right to use functional intellectual property. The $2.5 million transaction price allocated to that single performance obligation was recognized upon transfer of the Théa License during the year ended December 31, 2025. No regulatory or sales milestones were met under the Théa License during the year ended December 31, 2025.

14.Employee Benefit Plan
The Company sponsors a 401(k) retirement plan to provide retirement benefits for all eligible employees. Participating employees may voluntarily contribute up to limits provided by Internal Revenue Service regulations. For the years ended December 31, 2025 and 2024, the Company made contributions to the plan of $0.8 million and $0.3 million, respectively.
15.Related Party Transactions
Through the Subscription Agreement and March 2024 PIPE Financing executed in conjunction with the Merger, the Company issued 3,343,330 shares to investors that had designated members on the Company's board of directors.
A member of the Company’s board of directors currently serves as a member of the board of directors of one of the Company’s vendors, and has served in that capacity since 2023. The Company has a Master Services Agreement with this vendor to provide manufacturing services, thus the Company considers the vendor to be a related party. For the years ended December 31, 2025 and 2024, total fees incurred for services performed by the vendor were $0.9 million and $0.5 million, respectively, and were charged to research and development expenses prior to FDA approval of VIZZ in July 2025. Subsequent to FDA approval of VIZZ, $0.5 million of the total fees incurred for the year ended December 31, 2025 were recorded within sales, general and administrative expenses. The Company had $0.1 million due to the vendor within accounts payable at both December 31, 2025 and December 31, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2025, we implemented certain internal controls in connection with our commercial launch. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On February 20, 2026, Evert Schimmelpennink, our Chief Executive Officer, terminated a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c), which was adopted on August 11, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement in connection with the Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025 (the "Proxy Statement"), and is incorporated in this Annual Report on Form 10-K by reference.
Code of Business Conduct and Ethics
Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer and other executive and senior financial officers. The full text of our code of business conduct and ethics is available on our website at https://ir.lenz-tx.com/corporate-governance/governance-documents. We will post amendments to our code of business conduct and ethics or any waivers of our code of business conduct and ethics for directors and executive officers on the same website.
Item 11. Executive Compensation
The information required by this item will be contained in our Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in our Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be contained in our Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

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

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2025).
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

10.13+*	Outside Director Compensation Policy.
10.14+	Employee Incentive Compensation Plan (incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 9, 2024).
10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 9, 2024).
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

10.18
Stock Purchase Agreement, dated July 14, 2024, by and among LENZ Therapeutics, Inc. and Ridgeback Capital Investment, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024).

10.19
Sales Agreement, dated April 4, 2025, between LENZ Therapeutics, Inc. and TD Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2025).
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2025).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit Number	Description

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Dated: March 24, 2026
	By:	/s/ Evert Schimmelpennink
	Name:	Evert Schimmelpennink
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: March 24, 2026
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

Signature	Title	Date

/s/ Evert Schimmelpennink	Chief Executive Officer, President and Director	March 24, 2026
Evert Schimmelpennink	(Principal Executive Officer)

/s/ Daniel Chevallard	Chief Financial Officer	March 24, 2026
Daniel Chevallard	(Principal Financial and Accounting Officer)

/s/ Jeff George	Director	March 24, 2026
Jeff George

/s/ Frederic Guerard	Director	March 24, 2026
Frederic Guerard

/s/ James McCollum	Director	March 24, 2026
James McCollum

/s/ Zach Scheiner	Director	March 24, 2026
Zach Scheiner

/s/ Shelley Thunen	Director	March 24, 2026
Shelley Thunen

/s/ Kimberlee C. Drapkin	Director	March 24, 2026
Kimberlee C. Drapkin