Form 10-Q
period 2026-03-31
LENZ Therapeutics, Inc.
filed 2026-05-11
CIK 1815776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐   No ☒
As of May 5, 2026, 31,354,394 shares of the registrant's common stock were outstanding.

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
ii

iii

Part I. Financial Information
Item 1. Financial Statements.
LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,772	$25,179
Marketable securities	233,613	267,168
Accounts receivable, net	343	329
Inventory	3,498	2,936
Prepaid expenses and other current assets	6,141	5,800
Total current assets	268,367	301,412
Property and equipment, net	1,096	1,189
Operating lease right-of-use asset	619	734
Other assets	2,453	2,541
Total assets	$272,535	$305,876
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,929	$4,167
Accrued liabilities	14,877	17,020
Total current liabilities	25,806	21,187
Operating lease liability, net	237	350
Total liabilities	26,043	21,537
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized; 31,354,394 and 31,344,782 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	515,570	511,237
Accumulated deficit	(268,629)	(227,141)
Accumulated other comprehensive (loss) income	(450)	242
Total stockholders’ equity	246,492	284,339
Total liabilities and stockholders’ equity	$272,535	$305,876
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Product sales, net	$1,651	$—
License revenue	250	—
Total revenue	1,901	—
Operating expenses:
Cost of sales	1,076	—
Selling, general and administrative	44,960	11,113
Research and development	—	5,818
Total operating expenses	46,036	16,931
Loss from operations	(44,135)	(16,931)
Other income:
Other income (expense)	3	(11)
Interest income	2,644	2,323
Total other income, net	2,647	2,312
Net loss	$(41,488)	$(14,619)
Other comprehensive loss:
Unrealized loss on marketable securities	(692)	(73)
Comprehensive loss	$(42,180)	$(14,692)
Net loss per share, basic and diluted	$(1.32)	$(0.53)
Weighted-average common shares outstanding, basic and diluted	31,352,702	27,526,099
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2025	31,344,782	$1	$511,237	$(227,141)	$242	$284,339
Exercise of stock options	2,698	—	14	—	—	14
Unrealized loss on marketable securities	—	—	—	—	(692)	(692)
Vesting of restricted stock units	6,914	—	—	—	—	—
Share-based compensation	—	—	4,319	—	—	4,319
Net loss	—	—	—	(41,488)	—	(41,488)
Balance as of March 31, 2026	31,354,394	$1	$515,570	$(268,629)	$(450)	$246,492

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	27,518,439	$1	$348,901	$(145,014)	$196	$204,084
Exercise of stock options	11,630	—	44	—	—	44
Unrealized loss on marketable securities	—	—	—	—	(73)	(73)
Vesting of early exercised stock options	5,594	—	19	—	—	19
Share-based compensation	—	—	2,555	—	—	2,555
Net loss	—	—	—	(14,619)	—	(14,619)
Balance as of March 31, 2025	27,535,663	$1	$351,519	$(159,633)	$123	$192,010
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(41,488)	$(14,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111	36
Loss on impairment of operating right-of-use assets and related property and equipment	—	82
Accretion of discounts and amortization of premiums on marketable securities, net	(316)	(1,134)
Write-off of nonsalable inventory	414	—
Share-based compensation expense	4,319	2,555
Changes in operating assets and liabilities:
Accounts receivable, net	(14)	—
Inventory	(889)	—
Prepaid expenses and other current assets	(341)	(996)
Accounts payable	6,762	(771)
Accrued liabilities	(2,114)	(1,202)
Operating lease liabilities, net	(27)	—
Other assets	1	—
Net cash used in operating activities	(33,582)	(16,049)
Cash flows from investing activities
Purchases of marketable securities	(16,056)	(33,091)
Proceeds from maturities of marketable securities	49,235	52,090
Purchases of property and equipment	(18)	(110)
Net cash provided by investing activities	33,161	18,889
Cash flows from financing activities
Proceeds from exercises of stock options	14	44
Net cash provided by financing activities	14	44
Net (decrease) increase in cash, cash equivalents and restricted cash	(407)	2,884
Cash and cash equivalents and restricted cash, beginning of the period	25,179	20,272
Cash, cash equivalents and restricted cash, end of the period	$24,772	$23,156
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
Liquidity
Through March 31, 2026, the Company has devoted substantially all of its efforts to product development and pre-commercial activities and has just recently begun to realize product revenue from its principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of March 31, 2026, had an accumulated deficit of $268.6 million. The Company expects to incur additional losses as it hires additional personnel, protects its intellectual property, and grows its business through the commercialization of VIZZ. The Company may need to raise additional capital to support its continuing operations and pursue its long-term business plan, including the continued commercialization of its product. Such activities are subject to significant risks and uncertainties.
As of March 31, 2026, the Company had cash, cash equivalents, and marketable securities of $258.4 million, which is available to fund future operations. The Company believes that its existing cash, cash equivalents, and marketable securities as of March 31, 2026 will be sufficient to support operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements were prepared based on the accrual method of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Estimates used in preparing the accompanying financial statements include, but are not limited to, estimates related to recognition of revenue and share-based compensation expense. Although actual results could differ from those estimates, management does not believe that such differences would be material.
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
Major Customers
The Company enters into agreements with certain wholesalers for the sale of VIZZ in the U.S. For the three months ended March 31, 2026, the Company's three wholesaler customers each individually accounted for more than 10% of total product sales. On a combined basis, these wholesaler customers accounted for 44% of product sales for the three months ended March 31, 2026.
As of March 31, 2026 and December 31, 2025, the Company's three wholesaler customers each exceeded 10% of gross accounts receivable. These customers accounted for approximately 47% and 44% of gross accounts receivable on a combined basis at March 31, 2026 and December 31, 2025, respectively. The Company believes that the concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms and the level of credit worthiness of its customers.
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
Marketable Securities
The Company classifies marketable securities as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore classified all marketable securities with maturity dates beyond three months at the date of purchase as current assets in the accompanying condensed consolidated balance sheets. As of March 31, 2026, the Company had no intent to sell any marketable securities prior to maturity. Marketable securities classified as available-for-sale are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield over the life of the instrument. Realized gains and losses were calculated using the specific identification method and recorded as interest income or expense. The Company invests in available-for-sale securities consisting of commercial paper, U.S. Treasury securities, U.S. government agency securities, corporate debt securities and asset-backed securities. Available-for-sale securities are classified as marketable securities on the Company's condensed consolidated balance sheets.

Management evaluates whether unrealized losses on available-for-sale marketable securities are the result of credit worthiness of the securities held or other non-credit related factors. If an unrealized loss is the result of credit quality factors, the Company recognizes an allowance reflective of the current estimate of credit losses expected to be incurred over the life of the financial instrument on a specific identification basis upon initial recognition and at each reporting period. If a reduction in value is a result of other factors, losses are recognized within comprehensive loss unless either the Company intends to sell the security or it is more likely than not the Company will be required to sell the security. Based on a review of these marketable securities, the Company concluded none of the unrealized loss is the result of a credit loss as of March 31, 2026, because the Company does not intend to sell these securities prior to their maturity, and it is unlikely that the Company will be required to sell these securities before the recovery of their amortized cost basis.
Accounts Receivable, Net
Accounts receivable consisted of amounts due from the Company's customers, which includes pharmaceutical wholesalers and patients who purchased VIZZ through our e-pharmacy partner. Payment terms are typically 30-60 days following delivery to wholesaler customers. Customers who purchased VIZZ through our e-pharmacy partner remit payment to our e-pharmacy partner at the point of purchase, and the e-pharmacy remits cash to the Company within 30-60 days from the original point of purchase. Accounts receivable were recorded net of discounts, allowances and other adjustments. The Company monitors the financial performance and creditworthiness of its customers so it can properly assess and respond to changes in their credit profile. The Company estimated the allowance for credit losses based on existing contractual payment terms, actual payment patterns of customers and individual customer circumstances. Amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company did not record a reserve for estimated credit losses during the three months ended March 31, 2026. Prior to the FDA approval of VIZZ, the Company had no accounts receivable associated with product sales.
Inventory
Inventory is valued at the lower-of-cost or net realizable value, with cost determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory that is not expected to be sold or used within one year is classified as non-current within other assets in the condensed balance sheets. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and adjusts the value for any excess and obsolete inventory to net realizable value in the period in which any impairment is first identified. Any such impairment charge is recorded as a component of cost of sales in the condensed statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. During the three months ended March 31, 2026, the Company recorded an inventory write-down of $0.3 million due to inventory that fell out-of-specification in transit.
The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. As such, when regulatory approval is received, this may result in zero-cost inventory which does not have a carrying value, and is available to the Company to utilize for commercial operations. The Company periodically evaluates zero cost inventory for obsolescence. This evaluation considers the shelf life of raw materials, work in process, and finished goods inventory, as well as estimated sales trends. As of March 31, 2026, no zero cost inventory was determined to be obsolete.
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
During the course of a clinical trial, the rate of expense recognition is adjusted if actual results differ from the Company’s estimates. Management estimates accrued expenses as of each balance sheet date in its condensed consolidated financial statements based on the facts and circumstances known at that time. The clinical trial accrual is dependent in part upon the timely and accurate reporting of CROs, CMOs and other third-party vendors. The Company’s Phase 3 CLARITY trials were substantially completed in March 2024, and as of March 31, 2026, the Company had no ongoing clinical trials.
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
Liabilities are provided for tax benefits for which realization is uncertain. Such benefits are only recognized when the underlying tax position is considered more-likely-than-not to be sustained on examination by a taxing authority, assuming they possess full knowledge of the position and facts. The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 and has not recognized interest or penalties in the condensed consolidated statements of operations for the three months ended March 31, 2026 or 2025.
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
Revenue for the three months ended March 31, 2026 consisted of sales of VIZZ, as well as upfront payments for licenses.
Product Sales, Net
The Company recognizes revenue from sales of VIZZ when the customer obtains control of the promised goods or services, which typically occurs at the point in time product is delivered to the customer. The Company records the amount of revenue that reflects the consideration that it expects to receive in exchange for those goods or services. The Company sells VIZZ to customers in the U.S., which became available for commercial sale during the fourth quarter of 2025. The Company sells VIZZ to (i) certain wholesalers (who in turn sell VIZZ to retail pharmacies) and (ii) directly to patients (i.e. its customers) through the Company’s e-pharmacy partner. For both the wholesaler and e-pharmacy direct to patient sales channels, revenue from product sales is recognized upon physical delivery of the product (when the customer obtains control of the product), in return for agreed-upon consideration. Shipping and handling activities are considered to be fulfillment activities rather than a separate performance obligation and are recorded within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.
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
License and Distribution Agreements
We enter into license and distribution arrangements with partners that typically include payment to us of one or more of the following: (i) license fees; (ii) payments related to the achievement of developmental, regulatory, or commercial milestones; and (iii) royalties on net sales of licensed products.
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
License Fees: If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other performance obligations, we use judgment to assess the nature of the combined performance obligation to determine whether it is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
Milestone Payments: At the inception of each arrangement that includes milestone payments (variable consideration), we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price. If it is probable that a milestone event would occur at the inception of an arrangement, the associated milestone value is included in the transaction price. Milestone payments that are contingent upon the achievement of events that are uncertain or not controllable, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received, and therefore not included in the transaction price. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, we evaluate the probability of achievement of such milestones and any related constraint(s), and if necessary, may adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which could affect license or other revenue and earnings in the period of adjustment.
Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our license agreements.
Cost of Sales
Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of VIZZ, including raw materials, third-party manufacturing costs, packaging services, and freight costs. Cost of sales also includes period costs related to certain operations personnel and inventory adjustment charges. The Company began capitalizing inventory costs upon FDA approval of VIZZ in July 2025. Prior to FDA approval of VIZZ, manufacturing and other inventory costs were recorded to research and development expenses in the condensed consolidated statements of operations and comprehensive loss, and is referred to as zero cost inventory.
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
Advertising costs are expensed as incurred. For the three months ended March 31, 2026, advertising costs totaled $14.2 million. There were no advertising costs for the three months ended March 31, 2025.
Net Loss Per Share
Basic net loss per share was calculated by dividing net loss attributed to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Stock options, common stock warrants, and 2024 Employee Stock Purchase Plan (“ESPP”) shares pending issuance were considered potentially dilutive to common stock. The Company computed diluted net loss per share attributable to common stockholders after giving consideration to all potentially dilutive common stock outstanding during the period, determined using the treasury-stock method, except where the effect of including such securities was antidilutive. Diluted net loss per share was the same as basic net loss per share, since the effects of potentially dilutive securities were antidilutive given the net loss for each period presented.
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
The table below shows a reconciliation of the Company's net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP, to the Company's total consolidated net loss in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
Revenue:
Product sales, net	$1,651	$—
License revenue	250	—
Total revenue	1,901	—
Operating expenses:
Cost of sales(1)	1,051	—
Sales and marketing expenses(1)	33,078	4,906
General and administrative expenses(1)	7,588	4,305
Research and development expenses(1)	—	5,165
Share-based compensation expense	4,319	2,555
Total operating expenses	46,036	16,931
Loss from operations	(44,135)	(16,931)
Other income:
Other income (expense)	3	(11)
Interest income	2,644	2,323
Net loss	$(41,488)	$(14,619)
__________________
(1)Amounts exclude share-based compensation expense.
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
To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value of the instrument. The carrying amounts of the Company’s financial instruments, including cash equivalents classified within the Level 1 designation, prepaid and other current assets, accounts payable, and accrued liabilities approximate fair value due to their short maturities. Cash equivalents and marketable securities are recorded at fair value on a recurring basis. Equity investments without a readily determinable fair value are recorded at cost and adjusted to fair value based on observable price changes in orderly transactions for identical or similar investment of the same issuer.

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.
Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
At March 31, 2026:
Cash equivalents
Money market funds	$24,121	$24,121	$—	$—
Total cash equivalents measured at fair value	$24,121	$24,121	$—	$—
Marketable securities
Corporate debt securities	$111,231	$—	$111,231	$—
U.S. treasury securities	75,354	75,354	—	—
Asset-backed securities	23,207	—	23,207	—
U.S. government agency securities	12,641	—	12,641	—
Commercial paper	11,180	—	11,180	—
Total marketable securities measured at fair value	$233,613	$75,354	$158,259	$—

At December 31, 2025:
Cash equivalents
Money market funds	$21,536	$21,536	$—	$—
U.S. treasury securities	2,996	2,996	—	—
Total cash equivalents measured at fair value	$24,532	$24,532	$—	$—
Marketable securities
Corporate debt securities	$114,102	$—	$114,102	$—
U.S. treasury securities	89,726	89,726	—	—
Commercial paper	28,858	—	28,858	—
Asset-backed securities	21,282	—	21,282	—
U.S. government agency securities	13,200	—	13,200	—
Total marketable securities measured at fair value	$267,168	$89,726	$177,442	$—
The following table presents the amortized cost and estimated fair market value of our cash equivalents and marketable securities as of the dates presented (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$24,121	$—	$—	$24,121
Marketable securities:
Corporate debt securities	$111,577	$7	$(353)	$111,231
U.S. treasury securities	75,378	41	(65)	75,354
Asset-backed securities	23,233	9	(35)	23,207
U.S. government agency securities	12,697	—	(56)	12,641
Commercial paper	11,178	3	(1)	11,180
Totals	$258,184	$60	$(510)	$257,734

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$21,536	$—	$—	$21,536
U.S. treasury securities	2,996	—	—	2,996
Marketable securities:
Corporate debt securities	$114,066	$63	$(27)	$114,102
U.S. treasury securities	89,572	154	—	89,726
Commercial paper	28,836	22	—	28,858
Asset-backed securities	21,257	26	(1)	21,282
U.S. government agency securities	13,195	5	—	13,200
Totals	$291,458	$270	$(28)	$291,700
The following table presents available-for-sale securities by contractual maturity date as of March 31, 2026 (in thousands):

	March 31, 2026
	Amortized Cost	Estimated Fair Value
Due in one year or less	$137,988	$137,951
Due after one year	96,075	95,662
Total	$234,063	$233,613
As of March 31, 2026, ninety of the Company's marketable securities with a fair market value of $162.9 million were in a gross unrealized loss position due to the timing of their acquisition compared to their respective maturity date. These ninety marketable securities have all been in a gross unrealized loss position for less than one year. Based on a review of these marketable securities, the Company believes none of the unrealized loss is the result of a credit loss as of March 31, 2026, because the Company does not intend to sell these securities prior to their maturity, and it is unlikely that the Company will be required to sell these securities before the recovery of their amortized cost basis. Refer to Note 2 for further discussion on the Company's evaluation of unrealized losses on available-for-sale securities. Accrued interest receivable on marketable securities was $2.1 million at both March 31, 2026 and December 31, 2025, and was recorded within prepaid expenses and other current assets in the condensed consolidated balance sheets. The Company did not write off any accrued interest receivables for the three months ended March 31, 2026 and 2025.
The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three months ended March 31, 2026 and 2025.
Equity investment without a readily determinable fair value
In conjunction with the Merger, the Company obtained an investment in common stock of an unfunded privately held, pre-clinical life sciences company, which the Company initially carried at no value. In May 2024, the private company executed a seed funding round (“Seed Financing”), which triggered an anti-dilution provision under the License and Option Agreement (“Option Agreement”), resulting in the issuance of additional shares of common stock. The Company identified the Seed Financing as an observable price change under the measurement alternative, and adjusted the equity investment from zero to an estimated fair value of $1.3 million at the time of the Seed Financing. During the year ended December 31, 2025, observable price changes in the form of equity financings resulted in total upward adjustments of $0.2 million and total downward adjustments of $0.4 million in the equity investment, resulting in an estimated fair value of $1.1 million as of December 31, 2025. There were no upward or downward adjustments to the carrying value of the Company's investment without a readily determinable fair value during the three months ended March 31, 2026 and 2025.

4.    Inventory
Inventory consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Current assets:
Raw materials	$2,243	$2,761
Work in process	387	—
Finished goods	868	175
Inventory, current	3,498	2,936
Non-current assets:
Raw materials	1,252	1,339
Inventory, non-current	1,252	1,339
Total inventory	$4,750	$4,275
5.    Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Sales, general and administrative accrued expenses	$8,365	$7,649
Accrued payroll and related expenses	4,017	7,016
Accrued inventory purchases	1,594	1,748
Other accrued liabilities	465	142
Operating lease liability, current portion	436	465
Total accrued liabilities	$14,877	$17,020

6.    Commitments and Contingencies
Operating Leases
Commencing on April 1, 2022, LENZ OpCo entered into a lease agreement for office space in Del Mar, California, which was subsequently amended to expand the office space leased and extend the term (the “Del Mar lease”). The Del Mar lease expired in March 2026. In April 2024, the Company entered into a lease agreement for office space in Solana Beach, California (the “Lomas lease”). As of March 31, 2026, the remaining lease term was 1.5 years, and the discount rate used to determine the right-of-use assets and corresponding operating lease liabilities was 7.8%. Cash paid for operating leases approximated rent expense for the periods presented.
Maturities of the Company's operating lease liabilities as of March 31, 2026 are as follows (in thousands):

2026	$354
2027	362
Total undiscounted lease payments	716
Less: present value adjustment	(43)
Operating lease liabilities	$673
Rent expense for each of the three months ended March 31, 2026 and 2025 was $0.1 million.

Legal Proceedings
From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. The Company is not currently a party to or aware of any proceedings that it believes will have, individually or in the aggregate, a material adverse effect on it's business, financial condition or results of operations.
Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2026 and December 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
7.    Stockholders' Equity
Common Stock
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Other than the special dividend paid by Graphite immediately prior to the close of the Merger, no dividends have been declared or paid by the Company through March 31, 2026.
On April 4, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) under which we may offer and sell up to $150.0 million of shares of our common stock from time to time through an “at the market” offering program under which TD Cowen will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, TD Cowen may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to the Company’s shelf registration statement on Form S-3, including the prospectus supplement contained therein, which was declared effective by the SEC on April 14, 2025. As of December 31, 2025, the Company had fully utilized the entire capacity under the Sales Agreement.
Common stock reserved for future issuance consist of the following:

March 31, 2026
Common stock options granted and outstanding	4,755,322
Shares available for issuance under incentive plans	2,356,292
Shares available for issuance under the ESPP	804,510
Restricted stock units granted and outstanding	197,778
Common stock warrants outstanding	163,769
Share-Based Compensation
Share-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of sales	$25	$—
Selling, general and administrative	4,294	1,902
Research and development	—	653
Total	$4,319	$2,555

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

	March 31,
	2026	2025
Common stock options granted and outstanding	4,755,322	3,716,173
Restricted stock units granted and outstanding	197,778	29,740
Common stock warrants outstanding	163,769	164,676
ESPP shares pending purchase	18,343	6,194
Total	5,135,212	3,916,783
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
The Company received nonrefundable, non-creditable upfront payments totaling $15.0 million as initial consideration under the CORXEL License, which represents the transaction price at inception. In addition, the Company received $5.0 million upon submission of the NDA for LNZ100 (commercially known as VIZZ in the U.S.) to the National Medical Products Administration (“NMPA”) in Greater China for the treatment of presbyopia, and another $5.0 million upon FDA approval of VIZZ. The Company is also eligible to receive up to $85.0 million of additional regulatory and sales milestones, as well as tiered mid single-digit to low double-digit royalties on net sales in Greater China. Additional consideration to be paid to the Company upon reaching regulatory and sales milestones is excluded from the transaction price. Future milestone payments are fully contingent as the risk of significant revenue reversal will only be resolved depending on future regulatory approval and sales level outcomes, thus variable consideration related to the remaining milestone payments was fully constrained as of March 31, 2026. The sales-based royalty fee qualifies for the royalty constraint exception and does not require an estimate of the future transaction price. The sales-based royalty fee is considered variable consideration and will be recognized as revenue as such sales occur, if any.
The Company assessed the promises made under the CORXEL License and concluded the CORXEL License comprises a single performance obligation providing the right to use functional intellectual property. The $15.0 million transaction price allocated to that single performance obligation was recognized on completion of the transfer of the CORXEL License during the year ended December 31, 2022. During the year ended December 31, 2025, the first regulatory milestone under the CORXEL License was achieved upon submission of the NDA for VIZZ to the NMPA, resulting in the recognition of $5.0 million in license revenue. A second regulatory milestone under the CORXEL License was achieved upon FDA approval of VIZZ, for which the Company recognized an additional $5.0 million of license revenue during the year ended December 31, 2025. No contractual milestones were met under the CORXEL License during the three months ended March 31, 2026 or 2025.
Lotus Pharmaceutical Co., LTD. License and Commercialization Agreement
On May 7, 2025 the Company entered into a license and commercialization agreement providing an exclusive license (the “Lotus License”) to certain of the Company's IP to commercialize VIZZ for the treatment of presbyopia in humans in the Republic of Korea, the Kingdom of Thailand, Republic of the Philippines, the Socialist Republic of Vietnam, Malaysia, Negara Brunei Darussalam, the Republic of Indonesia, and the Republic of Singapore (collectively, “Southeast Asia”). Under the terms of the Lotus License, the Company received a $5.0 million nonrefundable, non-creditable upfront payment, which represents the transaction price at inception, and is eligible to receive up to $120.0 million of regulatory and sales milestones, as well as tiered, double-digit royalties on future net sales in Southeast Asia. Additional consideration to be paid to the Company upon reaching regulatory and sales milestones is excluded from the transaction price. Future milestone payments are fully contingent as the risk of significant revenue reversal will only be resolved depending on future regulatory approval and sales level outcomes, thus variable consideration related to the remaining milestone payments was fully constrained as of March 31, 2026. The sales-based royalty fee qualifies for the royalty constraint exception and does not require an estimate of the future transaction price. The sales-based royalty fee is considered variable consideration and will be recognized as revenue as such sales occur, if any.
The Company assessed the promises made under the Lotus License and concluded the Lotus License comprises a single performance obligation providing the right to use functional intellectual property. The $5.0 million transaction price allocated to that single performance obligation was recognized upon transfer of the Lotus License during the year ended December 31, 2025. The upfront payment was subject to a withholding tax in the Republic of Singapore, which the Company recorded as income tax expense during the year ended December 31, 2025. Such withholding may be eligible to be recovered against future taxable income in the United States in the form of a foreign tax credit. No regulatory or sales milestones were met under the Lotus License during the three months ended March 31, 2026.
Laboratoires Théa License and Commercialization Agreement
On July 7, 2025, the Company entered into a license and commercialization agreement providing an exclusive license (the “Théa License”) to register and commercialize VIZZ for the treatment of presbyopia in Canada. Under the terms of the Théa License, the Company received a $2.5 million nonrefundable, non-creditable upfront payment, which represents the transaction price at inception, and is eligible to receive up to $67.5 million in regulatory and commercial milestone payments, as well as tiered, double-digit royalties on future net sales in Canada. Additional consideration to be paid to the Company upon reaching regulatory and sales milestones is excluded from the transaction price. Future milestone payments are fully contingent as the risk of significant revenue reversal will only be resolved depending on future regulatory approval and sales level outcomes, thus variable consideration related to the remaining milestone payments was fully constrained as of March 31, 2026. The sales-based royalty fee qualifies for the royalty constraint exception and does not require an estimate of the future transaction price. The sales-based royalty fee is considered variable consideration and will be recognized as revenue as such sales occur, if any.
The Company assessed the promises made under the Théa License and concluded the Théa License comprises a single performance obligation providing the right to use functional intellectual property. The $2.5 million transaction price allocated to that single performance obligation was recognized upon transfer of the Théa License during the year ended December 31, 2025. No regulatory or sales milestones were met under the Théa License during the three months ended March 31, 2026.
Lunatus Global Medical Supplies Distribution Agreement
On January 2, 2026, the Company entered into a distribution agreement appointing an exclusive distributor for VIZZ in the United Arab Emirates, Kingdom of Saudi Arabia, Kuwait, Qatar, Bahrain, Oman, Jordan, Lebanon, and Iraq (collectively, the “Middle East”) (the “Lunatus License”). Under the terms of the Lunatus License, the Company received a nonrefundable, non-creditable upfront payment and is eligible to receive regulatory and commercial milestone payments and a per unit fee for each unit sold to Lunatus for distribution in the Middle East, pending regulatory approval. Additional consideration to be paid to the Company upon reaching regulatory and sales milestones is excluded from the transaction price. Future milestone payments are fully contingent as the risk of significant revenue reversal will only be resolved depending on future regulatory approval and sales level outcomes, thus variable consideration related to the remaining milestone payments was fully constrained as of March 31, 2026.
The Company assessed the promises made under the Lunatus License and concluded the Lunatus License comprises a single performance obligation providing the right to use functional intellectual property. The transaction price allocated to that single performance obligation was recognized upon transfer of the Lunatus License during the three months ended March 31, 2026. No other regulatory or sales milestones were met under the Lunatus License during the three months ended March 31, 2026.
10.     Related Party Transactions
A member of the Company’s board of directors currently serves as a member of the board of directors of one of the Company’s vendors, and has served in that capacity since 2023. LENZ OpCo entered into a Master Services Agreement with this vendor in September 2023 to provide manufacturing services. Accordingly, the Company considers the vendor to be a related party. Fees incurred for services performed by the vendor for the three months ended March 31, 2026 and 2025 were $0.1 million and $0.3 million, respectively. Fees incurred were charged to selling, general and administrative expenses for the three months ended March 31, 2026 and research and development expenses for the three months ended March 31, 2025. The Company had $0.1 million due to the vendor within accounts payable at both March 31, 2026 and December 31, 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of LENZ’s consolidated results of operations and financial condition. The discussion should be read together with the condensed consolidated financial statements and the accompanying notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. LENZ’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” as set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Overview
We are a commercial pharmaceutical company focused on the commercialization of VIZZ® (aceclidine ophthalmic solution) 1.44%, the first and only FDA-approved aceclidine-based eye drop for the treatment of presbyopia, a condition impacting an estimated 1.8 billion people globally and 128 million people in the United States (“U.S”). We are commercializing VIZZ in the U.S. and continue to establish licensing partnerships internationally to provide access to VIZZ globally. We believe that a once-daily pharmacological eye drop that can effectively and safely improve near vision throughout the full workday, without the need for reading glasses, is a highly attractive commercial product with an estimated U.S. market opportunity in excess of $3 billion. It is our goal to successfully commercialize VIZZ, and we have assembled an executive team with extensive clinical and commercial experience to execute this goal and become the category leader.
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
Financial Overview
As of March 31, 2026, we had $258.4 million of cash, cash equivalents, restricted cash, and marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2026 will allow us to continue to commercialize VIZZ, and we anticipate will be sufficient to fund the Company to positive operating cash flow. We have incurred net losses in each year since inception, and as of March 31, 2026, we had an accumulated deficit of $268.6 million. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses related to product sales, marketing, manufacturing, and distribution of VIZZ as we are in the early stages of commercialization, and additional costs associated with being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements. As a result of these and other factors, while we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2026 will fund the Company to positive operating cash flow, it is possible that we may require additional financing to fund our operations and planned growth.
Since our inception, we have financed our operations primarily through public offerings of our common stock, proceeds from the Merger, and private placements of our common stock and convertible preferred stock. Concurrent with the closing of the Merger on March 21, 2024, we completed a private placement (the “March 2024 PIPE Financing”) of 3,559,565 shares of common stock for an aggregate gross purchase price of $53.5 million. Additionally, on July 17, 2024, we completed a private placement (the “July 2024 PIPE Financing”) of 1,578,947 shares of common stock for an aggregate gross purchase price of $30.0 million. As of December 31, 2025, we have sold an aggregate of 3,618,634 shares of common stock under the sales agreement with TD Securities (USA) LLC (the “Sales Agreement”), resulting in net proceeds to the Company of $147.1 million. As of March 31, 2026, the Company had no remaining capacity remaining under the Sales Agreement.
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
The $15.0 million upfront payments allocated to that single performance obligation was recognized on execution of the CORXEL License during the year ended December 31, 2022. During the year ended December 31, 2025, the first regulatory milestone under the CORXEL License was achieved upon submission of the NDA for VIZZ to the NMPA. A second regulatory milestone under the CORXEL License was achieved upon FDA approval of VIZZ. We recognized revenue and received payment totaling $10.0 million for the achievement of both regulatory milestones during the year ended December 31, 2025. No contractual milestones were met under the CORXEL License during the three months ended March 31, 2026 or 2025.
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
Lunatus Global Medical Supplies Distribution Agreement
On January 2, 2026, we entered into a distribution agreement appointing an exclusive distributor for VIZZ in the United Arab Emirates, Kingdom of Saudi Arabia, Kuwait, Qatar, Bahrain, Oman, Jordan, Lebanon, and Iraq (collectively, the “Middle East”) (the “Lunatus License”). Under the terms of the Lunatus License, we received a nonrefundable, non-creditable upfront payment, and are eligible to receive regulatory and commercial milestone payments and a per unit fee for each unit sold to Lunatus for distribution in the Middle East, pending regulatory approval.
Key Trends and Factors Affecting Comparability Between Periods
•License revenue increased during the three months ended March 31, 2026 relative to the three months ended March 31, 2025 as a result of the upfront payment received under the Lunatus License. We may generate future revenue from additional license and collaboration agreements to commercialize VIZZ outside the U.S.
•Our selling, general and administrative expenses will continue to increase in 2026, relative to 2025, as we have built a cross-functional commercial team consisting of marketing, commercial operations and an 88-territory sales force that is currently expanding to 117 territories, and will continue to strategically support our sales and commercial infrastructure with capabilities designed to scale when necessary to support the commercialization of VIZZ. We expect such expenses to continue to increase for the foreseeable future due to the recent launch of our direct-to-consumer (“DTC”) marketing campaign and the expansion of our sales force.
•Our research and development costs decreased during the three months ended March 31, 2026, relative to the comparative period in 2025 primarily due to FDA approval of VIZZ. On a prospective basis subsequent to FDA approval on July 31, 2025, certain expenses that were historically classified as research and development expenses were and will be prospectively classified into sales, general and administrative expenses, including certain medical affairs and chemistry, manufacturing and controls expenses that indirectly support VIZZ. We expect our research and development costs will be near zero over the remainder of 2026, relative to 2025, given the FDA approval of VIZZ.
Recent Developments
Submission of Marketing Authorization Application to the Medicines and Healthcare products Regulatory Agency
On April 20, 2026, we announced the submission of a Marketing Authorization Application (“MAA”) to the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”) for the review and approval of VIZZ. The submission of the MAA in the United Kingdom represented the sixth ex-U.S. regulatory submission for VIZZ.
Submission of Marketing Authorization Application to European Medicines Agency
On March 10, 2026, we announced the submission of an MAA to the European Medicines Agency (“EMA”) for the review and approval of VIZZ. If approved, the EMA's positive opinion would serve as a foundational step toward making VIZZ available to the millions of Europeans living with age-related blurry near vision. The submission of the MAA in Europe represented the fifth ex-U.S. regulatory submission for VIZZ.
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
Operating Expenses
Cost of Sales
Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of VIZZ, including raw materials, third-party manufacturing costs, packaging services, and freight costs. Cost of sales also includes period costs related to certain operations personnel and inventory adjustment charges. The Company began capitalizing inventory costs upon FDA approval of VIZZ in July 2025. Prior to FDA approval of VIZZ, manufacturing and other inventory costs were recorded to research and development expenses, resulting in zero cost inventory. Cost of sales of VIZZ will increase on a per unit basis after zero cost inventory is depleted, which we expect to occur during 2026.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, business development, sales and marketing, human resources and other corporate functions. Other selling, general and administrative expenses include marketing, and advertising costs to support our sales force, professional fees for legal, tax and business consulting services, public company related expenses such as audit fees and insurance costs, intellectual property and patent costs, facility costs and travel costs. Subsequent to the FDA approval of VIZZ, selling, general and administrative expenses also include salaries and related benefits and stock-based compensation costs related to our quality assurance, regulatory, supply chain and operations, and medical affairs functions.
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
Other Income, net
Other income, net consists of interest income earned on cash, cash equivalents, and short-term investments and changes in the fair value of long-term investments due to observable price changes in orderly transactions for an identical or similar investment.
Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025
The following table presents the results of operations for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Product sales, net	$1,651	$—	$1,651	N/A
License revenue	250	—	250	N/A
Cost of sales	1,076	—	1,076	N/A
Selling, general and administrative expenses	44,960	11,113	33,847	305%
Research and development expenses	—	5,818	(5,818)	(100)%
Other income, net	2,647	2,312	335	14%
Product Sales, net
Following the FDA approval of VIZZ in July 2025, sales of commercial product began in October 2025. Product sales, net for the three months ended March 31, 2026 was $1.7 million and was primarily driven by approximately 25,000 paid and filled monthly prescriptions in the period. We had no product sales during the three months ended March 31, 2025.
License Revenue
License revenue for the three months ended March 31, 2026 was comprised of revenue recognized from the upfront payment under the Lunatus License. There was no license revenue in the three months ended March 31, 2025.
Cost of Sales
Cost of sales for the three months ended March 31, 2026 was primarily driven by two nonrecurring charges to inventory stemming from an out-of-specification temperature excursion of inventory while in transit from our manufacturer and a write-off of packaging supplies associated with a manufacturing process transition. There was no cost of sales during the three months ended March 31, 2025.
Selling, General and Administrative
Selling, general and administrative expenses increased $33.8 million, or 305%, to $45.0 million for the three months ended March 31, 2026 compared to $11.1 million for the three months ended March 31, 2025. The change was primarily driven by increases of $17.2 million in commercial marketing, advertising and sales infrastructure expenses as we launched our DTC marketing campaign in January 2026, $12.8 million in employee salaries and related expenses due to an increase in headcount, including the hiring of our sales force, $1.8 million in chemistry and control and regulatory related expenses which were classified as selling, general and administrative expenses subsequent to FDA approval, $1.1 million in travel related costs primarily related to our sales force, and a $0.8 million nonrecurring write-off of sample packaging and materials due to a manufacturing transition.
Research and Development
Research and development expenses decreased by $5.8 million, or 100%, for the three months ended March 31, 2026 compared to $5.8 million for the three months ended March 31, 2025. Subsequent to FDA approval, people-related, chemistry and control, and regulatory costs previously classified as research and development expenses were prospectively classified as selling, general and administrative expenses. Prior to FDA approval of VIZZ on July 31, 2025, costs related to the production of inventory were expensed in the period incurred within research and development expenses, resulting in zero cost inventory. Subsequent to FDA approval of VIZZ, direct and indirect manufacturing costs were capitalized to inventory.
Other Income, net
Other income, net for the three months ended March 31, 2026, was $2.6 million, compared to $2.3 million for the three months ended March 31, 2025. Interest income earned on our cash, cash equivalents, and marketable securities increased period over period due to a higher balance of marketable securities.

Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2026, we had $258.4 million of cash, cash equivalents and marketable securities. We have incurred net losses in each year since inception and as of March 31, 2026, we had an accumulated deficit of $268.6 million. Our net losses were $41.5 million and $14.6 million for the three months ended March 31, 2026 and 2025, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses as we begin commercialization of VIZZ, including costs related to product sales, marketing, manufacturing, and distribution.
From inception through March 31, 2026, we received funding of $13.0 million from our initial seed financing, $47.0 million from the sale of Series A Convertible Preferred stock, $10.0 million from the sale of Series A-1 Convertible Preferred Stock, gross proceeds of $83.5 million from the sale of Series B Convertible Preferred stock, approximately $117.8 million in cash and cash equivalents from the Merger, approximately $53.5 million in gross cash proceeds from the March 2024 PIPE Financing, and $30.0 million in gross cash proceeds from the July 2024 PIPE Financing.
On April 4, 2025, we entered into a Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) under which we may offer and sell up to $150.0 million of shares of our common stock from time to time through an “at the market” offering program under which TD Cowen will act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, TD Cowen may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The shares were issued pursuant to our shelf registration statement on Form S-3, including the prospectus supplement contained therein, which was declared effective by the SEC on April 14, 2025. During the year ended December 31, 2025, the Company sold an aggregate of 3,618,634 shares of common stock at a weighted-average price of $41.45 under the Sales Agreement, resulting in net proceeds of $147.7 million, utilizing the full capacity of the Sales Agreement.
Funding Requirements
We believe that our cash, cash equivalents, and marketable securities as of March 31, 2026 will allow us to continue to build infrastructure and commercialize VIZZ, and such funds are anticipated to fund the Company to positive operating cash flow. This belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than expected. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than currently anticipated, and we may need to seek additional funds sooner than planned.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(33,582)	$(16,049)
Investing activities	33,161	18,889
Financing activities	14	44
Net (decrease) increase in cash and cash equivalents	$(407)	$2,884
Net Cash Used in Operating Activities
Net cash used in operating activities primarily results from net loss adjusted for non-cash expenses, changes in working capital components, costs to manufacture VIZZ and employee-related expenditures. Cash flows from operating activities will continue to be impacted by commercialization activities for VIZZ and any potential future revenue from commercialization activities and licensing or distribution arrangements. Cash flows will also continue to be affected by other operating and general administrative activities.
For the three months ended March 31, 2026, cash used in operating activities was $33.6 million and resulted from a net loss of $41.5 million, offset by $4.4 million in non-cash adjustments primarily driven by share-based compensation expense and a $3.5 million increase in operating assets.
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
Net Cash Provided by Investing Activities
Cash provided by investing activities for the three months ended March 31, 2026 was $33.2 million, primarily due to $49.2 million in proceeds from maturities of marketable securities, and partially offset by $16.1 million of purchases of marketable securities.
Cash provided by investing activities for the three months ended March 31, 2025 was $18.9 million, primarily due to $52.1 million in proceeds from maturities of marketable securities, and partially offset by $33.1 million of purchases of marketable securities.
Net Cash Provided by Financing Activities
Cash provided by financing activities for the three months ended March 31, 2026 and March 31, 2025 was driven by proceeds from exercises of stock options.
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

We also have contracts with various suppliers and manufacturing companies to supply the active pharmaceutical ingredient used in VIZZ, and manufacture the drug product for commercial sale and used in the regulatory process. The scope of the services under these contracts can be modified and the contracts cancelled by us upon written notice. In the event of a cancellation, the company would be liable for the cost and expenses incurred to date as well as any close out costs of the service arrangement.
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
Revenue Recognition
Product Sales, net
To date, product sales, net has consisted of sales of VIZZ to (i) certain wholesalers (who in turn sell VIZZ to retail pharmacies) and (ii) directly to patients through our e-pharmacy partner. Product sales, net is recognized net of reserves for variable components, including but not limited to distribution service fees, prompt pay discounts and product returns. These variable components are reassessed each reporting period, and adjustments are recorded on a cumulative catch-up basis, which affects product sales, net in the period of adjustment. The actual amounts of variable consideration ultimately received may differ from our estimates. To date, actual amounts have not differed materially from our estimates.
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
We are also a “smaller reporting company” because the market value of our stock held by non-affiliates was less than $700 million as of June 30, 2025 and the Company's annual revenue was less than $100 million during the fiscal year ended December 31, 2025. We may continue to be a smaller reporting company in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of June 30 in the most recently completed fiscal year or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of June 30 in the most recently completed fiscal year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2026. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Until recently, we did not have any products approved for sale, we have not generated significant revenue from the sale of products, we have incurred significant net losses since the company’s formation and we have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, common stock, and the Merger. Our net losses were $41.5 million and $14.6 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $268.6 million. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses and our ability to potentially achieve profitability will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
For example, Vuity was launched by AbbVie and, in April 2025, a second pharmacologic option for the treatment of presbyopia was launched under the brand Qlosi. Marketed by Orasis, Qlosi was the second pilocarpine-based product for the treatment of presbyopia approved by the FDA. In August 2025, a generic version of Vuity was launched by Amneal Pharmaceuticals. In January 2026, the FDA approved Yuvezzi for the treatment of presbyopia, a carbochol-based eye-drop developed by Tenpoint Therapeutics, and subsequently launched in March 2026. While we believe Qlosi, Yuvezzi and the generic version of Vuity will face similar challenges to those faced by Vuity, if ECPs or patients prefer Qlosi, Yuvezzi or the generic to Vuity, our market opportunity may be limited.
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
Patent terms may be inadequate to protect our competitive position for VIZZ and any future product candidates for an adequate amount of time.
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
In addition, upon approval of a drug, each of the U.S. patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. U.S. patents that cover the drug and issue after approval by the FDA can be listed in the Orange Book within 30 days. Upon submission of an ANDA or a 505(b)(2) NDA, an applicant must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification. We cannot guarantee that a patent that may cover VIZZ or a future product candidate can or will be appropriately listed in the Orange Book.
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
We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market VIZZ or any of our future product candidates.
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
Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect VIZZ or any future product candidates.
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
Any collaboration or partnership arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize VIZZ or any of our future product candidates.
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
If we fail to comply with our obligations under any license, collaboration or other agreements, such agreements may be terminated, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting VIZZ or any of our future product candidates.
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
•revisions to the labeling, including limitation on approved uses or the addition of additional warnings,contraindications or other safety information, including boxed warnings;
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
Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of trade laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-

U.S. activities to increase over time. We plan to engage third parties for clinical trials or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.
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
In April 2022, we entered into the CORXEL License, pursuant to which we granted CORXEL an exclusive license to certain of our intellectual property rights to develop, use, import, and sell products containing VIZZ or LNZ101 (“LNZ Products”) for the treatment of presbyopia in humans in mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan (collectively, “Greater China”) and the first right of negotiation for CORXEL to license any other product that we develop or commercialize containing aceclidine or brimonidine for uses outside of the treatment of presbyopia in Greater China. Under the terms of the CORXEL License, we shall refrain from developing or commercializing any competing product, or knowingly enabling a third party to develop or commercialize a product containing aceclidine or brimonidine that would reasonably be expected to result in off-label sales of such products, for the treatment of presbyopia in humans in Greater China. We have entered into similar agreements with Lotus Pharmaceutical Co., Ltd. (“Lotus”) to commercialize VIZZ in the Republic of Korea and certain countries in Southeast Asia (the “Lotus License”), with Laboratoires Théa (“Laboratoires Théa”) to commercialize VIZZ in Canada (the “Théa License”), and with Lunatus Global Medical Supplies (“Lunatus” and together with CORXEL, Lotus and Laboratoires Théa, our “License Partners”) to commercialize VIZZ in the Middle East (the “Lunatus License” and together with the CORXEL License, the Lotus License and the Théa License, the “License Agreements,” and the territories covered by the License Agreements, the “Licensed Territories”).
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
The market price of our common stock has been, and may continue to be, subject to significant fluctuations. For example, from April 1, 2024 through March 31, 2026, the closing price for our common stock ranged from a low of $8.29 to a high of $49.05 per share. Some of the factors that may cause the market price of our common stock to fluctuate include:
•announcement of our results of operations and updates regarding our business, including as related to any financial and operational guidance we may provide;
•actual or anticipated changes in our growth rate, including as related to that of any of our competitors;
• research published by securities or industry analysts about VIZZ, our business and/or our prospects;
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
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or our stockholders. We continually assess the impact of various tax reform proposals in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we will make about our future taxable income. For example, legislation commonly known as the “One Big Beautiful Bill Act” (“OBBBA”) was enacted in July 2025, which, among other changes, eliminates capitalization of domestic research and experimental expenditures for taxable years beginning January 1, 2025 but retains the requirement to amortize foreign research and experimental expenditure over 15 years. We cannot predict whether any other specific tax legislative proposals will be enacted, the terms of any such proposals, or what effect, if any, such proposals would have on our business if they were to be enacted. Such changes, among others, may adversely affect our effective tax rate, results of operation, and general business condition.
Our ability to use net operating loss carryforwards and other tax attributes may be limited, including those obtained as a result of the Merger.
As of December 31, 2025, we had federal and state net operating loss (“NOL”) carryforwards of $178.9 million and $12.4 million, respectively. The federal NOL carryforwards of $178.9 million may be carried forward indefinitely. State NOL carryforwards totaling $12.4 million begin to expire in 2040, unless previously utilized. In addition, we had federal and R&D credit carryforwards totaling $8.3 million, which will begin to expire in 2040 unless previously utilized.
Under current law, U.S. federal NOLs generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income for taxable periods beginning after December 31, 2020. Many state jurisdictions conform to federal law for this purpose or have similar provisions that limit the deductibility of state NOL carryforwards in a taxable period. For example, California has temporarily disallowed the use of NOLs to offset California taxable income prior to 2027. In addition, under Sections 382 and 383 of the Code, U.S. federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage within a rolling three-year period. We believe we underwent an ownership change in 2024, which resulted in a limitation that reduced the availability of our NOL and tax credit carryforwards. We adjusted the carryforward attributes accordingly, with an offsetting adjustment to the valuation allowance. Subsequent ownership changes may further limit our ability to utilize NOL and tax credit carryforwards in future years. To the extent we have experienced or will experience an ownership change(s), our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities by us during the quarter ended March 31, 2026 that were not previously reported in current reports on Form 8-K filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
On February 20, 2026, Evert Schimmelpennink, our Chief Executive Officer, terminated a previously disclosed 10b5-1 trading plan that was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and was adopted on August 11, 2025. The 10b5-1 trading plan provided for the sale of up to 225,000 shares of the Company’s common stock related to the exercise of option awards granted to Mr. Schimmelpennink. No shares were sold under the plan prior to its termination.
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

Dated: May 11, 2026
	By:	/s/ Evert Schimmelpennink
	Name:	Evert Schimmelpennink
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2026
	By:	/s/ Daniel Chevallard
	Name:	Daniel Chevallard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)