Form 10-Q
period 2026-06-30
LENZ Therapeutics, Inc.
filed 2026-08-11
CIK 1815776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐   No ☒
As of August 5, 2026, 31,420,343 shares of the registrant's common stock were outstanding.

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
We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or
i

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
ii

iii

Part I. Financial Information
Item 1. Financial Statements.
LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,208	$25,179
Marketable securities	195,795	267,168
Accounts receivable, net	442	329
Inventory	4,121	2,936
Prepaid expenses and other current assets	8,716	5,800
Total current assets	233,282	301,412
Property and equipment, net	1,002	1,189
Operating lease right-of-use asset	521	734
Other assets	1,791	2,541
Total assets	$236,596	$305,876
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,648	$4,167
Accrued liabilities	9,779	17,020
Deferred revenue	785	—
Total current liabilities	17,212	21,187
Operating lease liability, net	122	350
Total liabilities	17,334	21,537
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized; 31,416,892 and 31,344,782 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	520,437	511,237
Accumulated deficit	(300,547)	(227,141)
Accumulated other comprehensive (loss) income	(629)	242
Total stockholders’ equity	219,262	284,339
Total liabilities and stockholders’ equity	$236,596	$305,876
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product sales, net	$1,736	$—	$3,387	$—
License revenue	3,750	5,000	4,000	5,000
Total revenue	5,486	5,000	7,387	5,000
Operating expenses:
Cost of sales	280	—	1,356	—
Selling, general and administrative	39,378	12,796	84,338	23,909
Research and development	—	9,061	—	14,879
Total operating expenses	39,658	21,857	85,694	38,788
Loss from operations	(34,172)	(16,857)	(78,307)	(33,788)
Other (expense) income:
Other (expense) income	(13)	199	(10)	188
Interest income	2,270	2,246	4,914	4,569
Total other income, net	2,257	2,445	4,904	4,757
Net loss before income taxes	(31,915)	(14,412)	(73,403)	(29,031)
Income tax expense	3	500	3	500
Net loss	$(31,918)	$(14,912)	$(73,406)	$(29,531)
Other comprehensive loss:
Unrealized loss on marketable securities	(179)	(85)	(871)	(158)
Comprehensive loss	$(32,097)	$(14,997)	$(74,277)	$(29,689)
Net loss per share, basic and diluted	$(1.02)	$(0.53)	$(2.34)	$(1.06)
Weighted-average common shares outstanding, basic and diluted	31,374,311	28,079,071	31,363,566	27,804,112
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2025	31,344,782	$1	$511,237	$(227,141)	$242	$284,339
Exercise of stock options	2,698	—	14	—	—	14
Unrealized loss on marketable securities	—	—	—	—	(692)	(692)
Vesting of restricted stock units	6,914	—	—	—	—	—
Share-based compensation	—	—	4,319	—	—	4,319
Net loss	—	—	—	(41,488)	—	(41,488)
Balance as of March 31, 2026	31,354,394	$1	$515,570	$(268,629)	$(450)	$246,492
Unrealized loss on marketable securities	—	—	—	—	(179)	(179)
Share-based compensation	—	—	4,472	—	—	4,472
Issuance of common stock under employee stock purchase plan	62,498	—	395	—	—	395
Net loss	—	—	—	(31,918)	—	(31,918)
Balance as of June 30, 2026	31,416,892	$1	$520,437	$(300,547)	$(629)	$219,262

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	27,518,439	$1	$348,901	$(145,014)	$196	$204,084
Exercise of stock options	11,630	—	44	—	—	44
Unrealized loss on marketable securities	—	—	—	—	(73)	(73)
Vesting of early exercised stock options	5,594	—	19	—	—	19
Share-based compensation	—	—	2,555	—	—	2,555
Net loss	—	—	—	(14,619)	—	(14,619)
Balance as of March 31, 2025	27,535,663	$1	$351,519	$(159,633)	$123	$192,010
Exercise of stock options	29,003	—	196	—	—	196
Unrealized loss on marketable securities	—	—	—	—	(85)	(85)
Vesting of early exercised stock options	5,593	—	19	—	—	19
Share-based compensation	—	—	2,845	—	—	2,845
Issuance of common stock through at-the-market offerings, net of issuance costs	920,500	—	26,067	—	—	26,067
Exercise of stock warrant	271	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	9,092	—	225	—	—	225
Net loss	—	—	—	(14,912)	—	(14,912)
Balance as of June 30, 2025	28,500,122	$1	$380,871	$(174,545)	$38	$206,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(73,406)	$(29,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	221	55
Loss on impairment of operating right-of-use assets and related property and equipment	—	82
Accretion of discounts and amortization of premiums on marketable securities, net	(447)	(2,022)
Gain on long-term investments	—	(204)
Write-off of nonsalable inventory	414	—
Share-based compensation expense	8,791	5,400
Changes in operating assets and liabilities:
Accounts receivable, net	(113)	—
Inventory	(870)	—
Prepaid expenses and other current assets	(2,916)	(1,196)
Accounts payable	2,481	(1,628)
Accrued liabilities	(7,224)	1,487
Deferred revenue	785	—
Operating lease liabilities, net	(32)	—
Other assets	21	—
Net cash used in operating activities	(72,295)	(27,557)
Cash flows from investing activities
Purchases of marketable securities	(23,430)	(91,385)
Proceeds from maturities of marketable securities	94,379	110,210
Purchases of property and equipment	(34)	(350)
Net cash provided by investing activities	70,915	18,475
Cash flows from financing activities
Proceeds from issuance of common stock through at-the-market offerings, net of issuance costs	—	26,067
Proceeds from exercises of stock options	14	240
Proceeds from issuance of common stock under employee stock purchase plan	395	225
Net cash provided by financing activities	409	26,532
Net (decrease) increase in cash, cash equivalents and restricted cash	(971)	17,450
Cash, cash equivalents and restricted cash, beginning of the period	25,179	20,272
Cash, cash equivalents and restricted cash, end of the period	$24,208	$37,722
Supplemental cash flow information
Property and equipment included in accounts payable	$—	$225
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LENZ THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    Organization and Liquidity
Description of the Business
LENZ Therapeutics, Inc. (“LENZ” or the “Company”) is a commercial pharmaceutical company focused on the development and commercialization of innovative therapies to improve vision. On July 31, 2025, the United States (“U.S.”) Food and Drug Administration (“FDA”) approved VIZZ® (aceclidine ophthalmic solution) 1.44%, formerly known as LNZ100, the first and only FDA-approved aceclidine-based eye drop for the treatment of presbyopia in adults. The Company, formerly known as Graphite Bio, Inc. (“Graphite”), was incorporated in Ontario, Canada in June 2017 as Longbow Therapeutics Inc., and was reincorporated in the State of Delaware in October 2019. The Company has a wholly owned subsidiary, LENZ Therapeutics Operations, Inc. (“LENZ OpCo”), previously named Lenz Therapeutics, Inc., which became a corporation in Delaware on October 28, 2020 upon the filing of a Certificate of Conversion to convert Presbyopia Therapies, LLC, a Delaware limited liability company (formed in September 2013), to a Delaware corporation. Additionally, the Company has a wholly owned subsidiary, LENZ Netherlands B.V., which was incorporated in the Netherlands on October 9, 2025.
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
Liquidity
Through June 30, 2026, the Company has devoted substantially all of its efforts to product development, pre-commercial and commercial activities following the FDA approval of VIZZ in July 2025. The Company has just recently begun to realize product revenue from its principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of June 30, 2026, had an accumulated deficit of $300.5 million. The Company expects to incur additional losses as it hires additional personnel, protects its intellectual property, and grows its business through the commercialization of VIZZ. The Company may need to raise additional capital to support its continuing operations and pursue its long-term business plan, including the continued commercialization of its product. Such activities are subject to significant risks and uncertainties.
As of June 30, 2026, the Company had cash, cash equivalents, and marketable securities of $220.0 million, which is available to fund future operations. The Company believes that its existing cash, cash equivalents, and marketable securities as of June 30, 2026 will be sufficient to support operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements.
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
Major Customers
The Company enters into agreements with certain wholesalers for the sale of VIZZ in the U.S. For the three and six months ended June 30, 2026, three of the Company's wholesaler customers each individually accounted for more than 10% of total product sales. On a combined basis, these wholesaler customers accounted for 39% and 41% of product sales for the three and six months ended June 30, 2026, respectively.
As of June 30, 2026 and December 31, 2025, three of the Company's wholesaler customers each exceeded 10% of gross accounts receivable. These customers accounted for approximately 54% and 44% of gross accounts receivable on a combined basis at June 30, 2026 and December 31, 2025, respectively. The Company believes that the concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms and the level of credit worthiness of its customers.
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
Marketable Securities
The Company classifies marketable securities as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore classified all marketable securities with maturity dates beyond three months at the date of purchase as current assets in the accompanying condensed consolidated balance sheets. As of June 30, 2026, the Company had no intent to sell any marketable securities prior to maturity. Marketable securities classified as available-for-sale are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield over the life of the instrument. Realized gains and losses were calculated using the specific identification method and recorded as interest income or expense. The Company invests in available-for-sale securities consisting of commercial paper, U.S. Treasury securities, U.S. government agency securities, corporate debt securities and asset-backed securities. Available-for-sale securities are classified as marketable securities on the Company's condensed consolidated balance sheets.

Management evaluates whether unrealized losses on available-for-sale marketable securities are the result of credit worthiness of the securities held or other non-credit related factors. If an unrealized loss is the result of credit quality factors, the Company recognizes an allowance reflective of the current estimate of credit losses expected to be incurred over the life of the financial instrument on a specific identification basis upon initial recognition and at each reporting period. If a reduction in value is a result of other factors, losses are recognized within comprehensive loss unless either the Company intends to sell the security or it is more likely than not the Company will be required to sell the security. Based on a review of these marketable securities, the Company concluded none of the unrealized loss is the result of a credit loss as of June 30, 2026, because the Company does not intend to sell these securities prior to their maturity, and it is unlikely that the Company will be required to sell these securities before the recovery of their amortized cost basis.
Accounts Receivable, Net
Accounts receivable consisted of amounts due from the Company's product sales customers, which includes pharmaceutical wholesalers and patients who purchased VIZZ through our ePharmacy partner. Payment terms are typically 30-60 days following delivery to wholesaler customers. Customers who purchased VIZZ through our ePharmacy partner remit payment to our ePharmacy partner at the time of purchase, and the ePharmacy remits cash to the Company within 30-60 days from the original time of purchase. Accounts receivable were recorded net of discounts, allowances and other adjustments. The Company monitors the financial performance and creditworthiness of its customers so it can properly assess and respond to changes in their credit profile. The Company estimated the allowance for credit losses based on existing contractual payment terms, actual payment patterns of customers and individual customer circumstances. Amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company did not record a reserve for estimated credit losses during the three and six months ended June 30, 2026. Prior to the FDA approval of VIZZ, the Company had no accounts receivable associated with product sales.
Inventory
Inventory is valued at the lower-of-cost or net realizable value, with cost determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory that is not expected to be sold or used within one year is classified as non-current within other assets in the condensed balance sheets. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and adjusts the value for any excess and obsolete inventory to net realizable value in the period in which any impairment is first identified. Any such impairment charge is recorded as a component of cost of sales in the condensed statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. There were no inventory write-downs during the three months ended June 30, 2026. During the six months ended June 30, 2026, the Company recorded an inventory write-down of $0.3 million due to inventory that fell out-of-specification in transit. The Company subsequently received $0.3 million of insurance proceeds during the three months ended June 30, 2026 related to this inventory write-down.
The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. As such, subsequent to regulatory approval, this may result in zero-cost inventory which does not have a carrying value, and is available to the Company to utilize for commercial operations. The Company periodically evaluates zero cost inventory for obsolescence. This evaluation considers the shelf life of raw materials, work in process, and finished goods inventory, as well as estimated sales trends.
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
During the course of a clinical trial, the rate of expense recognition is adjusted if actual results differ from the Company’s estimates. Management estimates accrued expenses as of each balance sheet date in its condensed consolidated financial statements based on the facts and circumstances known at that time. The clinical trial accrual is dependent in part upon the timely and accurate reporting of CROs, CMOs and other third-party vendors. The Company’s Phase 3 CLARITY trials were substantially completed in March 2024, and as of June 30, 2026, the Company had no ongoing clinical trials.
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
Liabilities are provided for tax benefits for which realization is uncertain. Such benefits are only recognized when the underlying tax position is considered more-likely-than-not to be sustained on examination by a taxing authority, assuming they possess full knowledge of the position and facts. The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 and has not recognized interest or penalties in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 or 2025.
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
Revenue for the three and six months ended June 30, 2026 consisted of sales of VIZZ, as well as upfront and milestone payments related to license agreements.
Product Sales, Net
The Company recognizes revenue from sales of VIZZ when the customer obtains control of the promised goods or services, which typically occurs at the point in time product is delivered to the customer. The Company records the amount of revenue that reflects the consideration that it expects to receive in exchange for those goods or services. The Company sells VIZZ to customers in the U.S., which became available for commercial sale during the fourth quarter of 2025. The Company sells VIZZ to (i) certain wholesalers (who in turn sell VIZZ to retail pharmacies) and (ii) directly to patients (i.e. its customers) through the Company’s ePharmacy partner. For both the wholesaler and ePharmacy direct to patient sales channels, revenue from product sales is recognized upon physical delivery of the product (when the customer obtains control of the product), in return for agreed-upon consideration. Shipping and handling activities are considered to be fulfillment activities rather than a separate performance obligation and are recorded within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.
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
Advertising costs are expensed as incurred. For the three and six months ended June 30, 2026, advertising costs totaled $11.4 million and $25.6 million, respectively. There were no advertising costs for the three and six months ended June 30, 2025.
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
The table below shows a reconciliation of the Company's net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP, to the Company's total consolidated net loss in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product sales, net	$1,736	$—	$3,387	$—
License revenue	3,750	5,000	4,000	5,000
Total revenue	5,486	5,000	7,387	5,000
Operating expenses:
Cost of sales(1)	252	—	1,303	—
Sales and marketing expenses(1)	29,262	7,057	62,340	11,963
General and administrative expenses(1)	5,672	3,621	13,260	7,926
Research and development expenses(1)	—	8,334	—	13,499
Share-based compensation expense	4,472	2,845	8,791	5,400
Total operating expenses	39,658	21,857	85,694	38,788
Loss from operations	(34,172)	(16,857)	(78,307)	(33,788)
Other (expense) income:
Other (expense) income	(13)	199	(10)	188
Interest income	2,270	2,246	4,914	4,569
Net loss before income taxes	(31,915)	(14,412)	(73,403)	(29,031)
Income tax expense	3	500	3	500
Net loss	$(31,918)	$(14,912)	$(73,406)	$(29,531)
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
None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.
Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
At June 30, 2026:
Cash equivalents
Money market funds	$23,566	$23,566	$—	$—
Total cash equivalents measured at fair value	$23,566	$23,566	$—	$—
Marketable securities
Corporate debt securities	$101,272	$—	$101,272	$—
U.S. treasury securities	58,023	58,023	—	—
Asset-backed securities	19,769	—	19,769	—
U.S. government agency securities	12,607	—	12,607	—
Commercial paper	4,124	—	4,124	—
Total marketable securities measured at fair value	$195,795	$58,023	$137,772	$—

At December 31, 2025:
Cash equivalents
Money market funds	$21,536	$21,536	$—	$—
U.S. treasury securities	2,996	2,996	—	—
Total cash equivalents measured at fair value	$24,532	$24,532	$—	$—
Marketable securities
Corporate debt securities	$114,102	$—	$114,102	$—
U.S. treasury securities	89,726	89,726	—	—
Commercial paper	28,858	—	28,858	—
Asset-backed securities	21,282	—	21,282	—
U.S. government agency securities	13,200	—	13,200	—
Total marketable securities measured at fair value	$267,168	$89,726	$177,442	$—
The following table presents the amortized cost and estimated fair market value of our cash equivalents and marketable securities as of the dates presented (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$23,566	$—	$—	$23,566
Marketable securities:
Corporate debt securities	$101,665	$2	$(395)	$101,272
U.S. treasury securities	58,120	6	(103)	58,023
Asset-backed securities	19,815	3	(49)	19,769
U.S. government agency securities	12,698	—	(91)	12,607
Commercial paper	4,126	—	(2)	4,124
Total	$219,990	$11	$(640)	$219,361

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$21,536	$—	$—	$21,536
U.S. treasury securities	2,996	—	—	2,996
Marketable securities:
Corporate debt securities	$114,066	$63	$(27)	$114,102
U.S. treasury securities	89,572	154	—	89,726
Commercial paper	28,836	22	—	28,858
Asset-backed securities	21,257	26	(1)	21,282
U.S. government agency securities	13,195	5	—	13,200
Total	$291,458	$270	$(28)	$291,700
The following table presents available-for-sale securities by contractual maturity date as of June 30, 2026 (in thousands):

	June 30, 2026
	Amortized Cost	Estimated Fair Value
Due in one year or less	$132,388	$132,154
Due after one year	64,036	63,641
Total	$196,424	$195,795
As of June 30, 2026, ninety of the Company's marketable securities with a fair market value of $163.8 million were in a gross unrealized loss position due to the timing of their acquisition compared to their respective maturity date. These ninety marketable securities have all been in a gross unrealized loss position for less than one year. Based on a review of these marketable securities, the Company believes none of the unrealized loss is the result of a credit loss as of June 30, 2026, because the Company does not intend to sell these securities prior to their maturity, and it is unlikely that the Company will be required to sell these securities before the recovery of their amortized cost basis. Refer to Note 2 for further discussion on the Company's evaluation of unrealized losses on available-for-sale securities. Accrued interest receivable on marketable securities was $1.7 million and $2.1 million at June 30, 2026 and December 31, 2025, respectively, and was recorded within prepaid expenses and other current assets in the condensed consolidated balance sheets. The Company did not write off any accrued interest receivables for the three and six months ended June 30, 2026 and 2025.
The Company did not transfer any assets measured at fair value on a recurring basis between levels during the six months ended June 30, 2026 and 2025.
Equity investment without a readily determinable fair value
In conjunction with the Merger, the Company obtained an investment in common stock of an unfunded privately held, pre-clinical life sciences company, which the Company initially carried at no value. In May 2024, the private company executed a seed funding round (“Seed Financing”), which triggered an anti-dilution provision under the License and Option Agreement (“Option Agreement”), resulting in the issuance of additional shares of common stock. The Company identified the Seed Financing as an observable price change under the measurement alternative, and adjusted the equity investment from zero to an estimated fair value of $1.3 million at the time of the Seed Financing. During the year ended December 31, 2025, observable price changes in the form of equity financings resulted in total upward adjustments of $0.2 million and total downward adjustments of $0.4 million in the equity investment, resulting in an estimated fair value of $1.1 million as of December 31, 2025. There were no upward or downward adjustments to the carrying value of the Company's investment without a readily determinable fair value during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company recorded an upward adjustment of $0.2 million and no downward adjustments, respectively, to the carrying value of the Company’s investment without a readily determinable fair value.

4.    Inventory
Inventory consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Current assets:
Raw materials	$2,540	$2,761
Work in process	311	—
Finished goods	1,270	175
Inventory, current	4,121	2,936
Non-current assets:
Raw materials	610	1,339
Inventory, non-current	610	1,339
Total inventory	$4,731	$4,275
5.    Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued payroll and related expenses	$4,553	$7,016
Sales, general and administrative accrued expenses	3,614	7,649
Accrued inventory purchases	785	1,748
Operating lease liability, current portion	447	465
Other accrued liabilities	380	142
Total accrued liabilities	$9,779	$17,020

6.    Commitments and Contingencies
Operating Leases
Commencing on April 1, 2022, LENZ OpCo entered into a lease agreement for office space in Del Mar, California, which was subsequently amended to expand the office space leased and extend the term (the “Del Mar lease”). The Del Mar lease expired in March 2026. In April 2024, the Company entered into a lease agreement for office space in Solana Beach, California (the “Lomas lease”). As of June 30, 2026, the remaining lease term was 1.3 years, and the discount rate used to determine the right-of-use assets and corresponding operating lease liabilities was 7.8%. Cash paid for operating leases approximated rent expense for the periods presented.
Maturities of the Company's operating lease liabilities as of June 30, 2026 are as follows (in thousands):

2026	$238
2027	361
Total undiscounted lease payments	599
Less: present value adjustment	(30)
Operating lease liabilities	$569
Rent expense for the three months ended June 30, 2026 and 2025 was $0.1 million, and $0.2 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively.

Legal Proceedings
From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. The Company is not currently a party to or aware of any proceedings that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.
Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2026 and December 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
7.    Stockholders' Equity
Common Stock
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Other than the special dividend paid by Graphite immediately prior to the close of the Merger, no dividends have been declared or paid by the Company through June 30, 2026.
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
Common stock reserved for future issuance consist of the following:

June 30, 2026
Common stock options granted and outstanding	4,932,374
Shares available for issuance under incentive plans	1,951,151
Shares available for issuance under the ESPP	742,012
Restricted stock units granted and outstanding	425,867
Common stock warrants outstanding	163,769
Share-Based Compensation
Share-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$28	$—	$53	$—
Selling, general and administrative	4,444	2,118	8,738	4,020
Research and development	—	727	—	1,380
Total	$4,472	$2,845	$8,791	$5,400

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

	June 30,
	2026	2025
Common stock options granted and outstanding	4,932,374	3,888,145
Restricted stock units granted and outstanding	425,867	29,740
Common stock warrants outstanding	163,769	164,252
ESPP shares pending purchase	12,019	4,791
Total	5,534,029	4,086,928
9.     License Agreements
Everest Medicines License and Collaboration Agreement
In April 2022, the Company entered into a license and collaboration agreement providing an exclusive license (the “Everest License,” formerly referred to as the “CORXEL License” and the “Ji Xing License”) to certain of the Company’s intellectual property (“IP”) for use in the treatment of presbyopia in humans in mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan (collectively, “Greater China”). The Company also agreed to a separate agreement for the purchase of clinical and commercial supply of products containing the IP for clinical and commercial requirements at cost plus a negotiated percentage and granted a right of first negotiation to obtain a regional license on other products the Company might develop outside the field of presbyopia for commercialization in Greater China. In June 2026, Everest Medicines entered into an Asset Purchase Agreement with CORXEL Pharmaceuticals to acquire the rights to develop, manufacture, and commercialize VIZZ in Greater China.
The Company received nonrefundable, non-creditable upfront payments totaling $15.0 million as initial consideration under the Everest License, which represents the transaction price at inception. In addition, the Company received $5.0 million upon submission of the NDA for LNZ100 (commercially known as VIZZ in the U.S.) to the National Medical Products Administration (“NMPA”) in Greater China for the treatment of presbyopia, and another $5.0 million upon FDA approval of VIZZ. The Company is also eligible to receive up to $85.0 million of additional regulatory and sales milestones, as well as tiered mid single-digit to low double-digit royalties on net sales in Greater China. Additional consideration to be paid to the Company upon reaching regulatory and sales milestones is excluded from the transaction price. Future milestone payments are fully contingent as the risk of significant revenue reversal will only be resolved depending on future regulatory approval and sales level outcomes, thus variable consideration related to the remaining milestone payments was fully constrained as of June 30, 2026. The sales-based royalty fee qualifies for the royalty constraint exception and does not require an estimate of the future transaction price. The sales-based royalty fee is considered variable consideration and will be recognized as revenue as such sales occur, if any.
The Company assessed the promises made under the Everest License and concluded the Everest License comprises a single performance obligation providing the right to use functional intellectual property. The $15.0 million transaction price allocated to that single performance obligation was recognized on completion of the transfer of the Everest License during the year ended December 31, 2022. During the year ended December 31, 2025, the first regulatory milestone under the Everest License was achieved upon submission of the NDA for VIZZ to the NMPA, resulting in the recognition of $5.0 million in license revenue. A second regulatory milestone under the Everest License was achieved upon FDA approval of VIZZ, for which the Company recognized an additional $5.0 million of license revenue during the year ended December 31, 2025. No contractual milestones were met under the Everest License during the three and six months ended June 30, 2026 or 2025.
In June 2026, Everest Medicines entered into an Asset Purchase Agreement with CORXEL Pharmaceuticals to acquire the rights to develop, manufacture, and commercialize VIZZ in Greater China. As part of this agreement, the rights and obligations and certain related ancillary agreements under the Everest License entered into by CORXEL Pharmaceuticals in April 2022 were assigned and transferred to Everest Medicines. The Company is eligible to receive additional sublicense payments associated with regulatory and sales milestones under the Asset Purchase Agreement, including a $1.3 million upfront payment, for which the Company recognized license revenue during the three months ended June 30, 2026 upon execution of the Asset Purchase Agreement. The related receivable is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets as of June 30, 2026, and payment was received in July 2026.
Lotus Pharmaceutical Co., LTD. License and Commercialization Agreement
On May 7, 2025 the Company entered into a license and commercialization agreement providing an exclusive license (the “Lotus License”) to certain of the Company's IP to commercialize VIZZ for the treatment of presbyopia in humans in the Republic of Korea, the Kingdom of Thailand, Republic of the Philippines, the Socialist Republic of Vietnam, Malaysia, Negara Brunei Darussalam, the Republic of Indonesia, and the Republic of Singapore (collectively, “Southeast Asia”). Under the terms of the Lotus License, the Company received a $5.0 million nonrefundable, non-creditable upfront payment, which represents the transaction price at inception, and is eligible to receive up to $120.0 million of regulatory and sales milestones, as well as tiered, double-digit royalties on future net sales in Southeast Asia. Additional consideration to be paid to the Company upon reaching regulatory and sales milestones is excluded from the transaction price. Future milestone payments are fully contingent as the risk of significant revenue reversal will only be resolved depending on future regulatory approval and sales level outcomes, thus variable consideration related to the remaining milestone payments was fully constrained as of June 30, 2026. The sales-based royalty fee qualifies for the royalty constraint exception and does not require an estimate of the future transaction price. The sales-based royalty fee is considered variable consideration and will be recognized as revenue as such sales occur, if any.
The Company assessed the promises made under the Lotus License and concluded the Lotus License comprises a single performance obligation providing the right to use functional intellectual property. The $5.0 million transaction price allocated to that single performance obligation was recognized upon transfer of the Lotus License during the year ended December 31, 2025. The upfront payment was subject to a withholding tax in the Republic of Singapore, which the Company recorded as income tax expense during the year ended December 31, 2025. Such withholding may be eligible to be recovered against future taxable income in the United States in the form of a foreign tax credit. No regulatory or sales milestones were met under the Lotus License during the three and six months ended June 30, 2026 or 2025.
Laboratoires Théa License and Commercialization Agreement
On July 7, 2025, the Company entered into a license and commercialization agreement providing an exclusive license (the “Théa License”) to register and commercialize VIZZ for the treatment of presbyopia in Canada. Under the terms of the Théa License, the Company received a $2.5 million nonrefundable, non-creditable upfront payment, which represents the transaction price at inception, and $2.5 million upon submission of the New Drug Submission (“NDS”) for VIZZ to Health Canada. The Company is also eligible to receive an additional $65.0 million in regulatory and commercial milestone payments, as well as tiered, double-digit royalties on future net sales in Canada. Additional consideration to be paid to the Company upon reaching regulatory and sales milestones is excluded from the transaction price. Future milestone payments are fully contingent as the risk of significant revenue reversal will only be resolved depending on future regulatory approval and sales level outcomes, thus variable consideration related to the remaining milestone payments was fully constrained as of June 30, 2026. The sales-based royalty fee qualifies for the royalty constraint exception and does not require an estimate of the future transaction price. The sales-based royalty fee is considered variable consideration and will be recognized as revenue as such sales occur, if any.
The Company assessed the promises made under the Théa License and concluded the Théa License comprises a single performance obligation providing the right to use functional intellectual property. The $2.5 million transaction price allocated to that single performance obligation was recognized upon transfer of the Théa License during the year ended December 31, 2025. During the three months ended June 30, 2026, the first regulatory milestone under the Théa License was achieved upon submission of the NDS for VIZZ to Health Canada, resulting in the recognition of $2.5 million in license revenue. The related receivable is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets as of June 30, 2026, and payment was received in July 2026. No other regulatory or sales milestones were met under the Théa License during the three and six months ended June 30, 2026.
Lunatus Global Medical Supplies Distribution Agreement
On January 2, 2026, the Company entered into a distribution agreement appointing an exclusive distributor for VIZZ in the United Arab Emirates, Kingdom of Saudi Arabia, Kuwait, Qatar, Bahrain, Oman, Jordan, Lebanon, and Iraq (collectively, the “Middle East”) (the “Lunatus License”). Under the terms of the Lunatus License, the Company received a nonrefundable, non-creditable upfront payment and is eligible to receive regulatory and commercial milestone payments and a per unit fee for each unit sold to Lunatus for distribution in the Middle East, pending regulatory approval. Additional consideration to be paid to the Company upon reaching regulatory and sales milestones is excluded from the transaction price. Future milestone payments are fully contingent as the risk of significant revenue reversal will only be resolved depending on future regulatory approval and sales level outcomes, thus variable consideration related to the remaining milestone payments was fully constrained as of June 30, 2026.
The Company assessed the promises made under the Lunatus License and concluded the Lunatus License comprises a single performance obligation providing the right to use functional intellectual property. The transaction price allocated to that single performance obligation was recognized upon transfer of the Lunatus License during the three months ended March 31, 2026. No other regulatory or sales milestones were met under the Lunatus License during the three and six months ended June 30, 2026.
Arrotex Pharmaceuticals Pty Ltd License and Commercialization Agreement
On June 24, 2026, the Company entered into a license and commercialization agreement providing an exclusive license (the “Arrotex License”) to register and commercialize VIZZ for the treatment of presbyopia in Australia and New Zealand. Under the terms of the agreement, the Company received a nonrefundable, non-creditable upfront payment of $1.0 million. The Company determined that the agreement includes consideration payable to a customer, which reduced the transaction price at inception. The Company is also eligible to receive a mid double-digit profit share of gross margin on future net sales in Australia and New Zealand. The sales-based share of gross margin qualifies for the royalty constraint exception and does not require an estimate of the future transaction price. The sales-based share of gross margin is considered variable consideration and will be recognized as revenue as such sales occur, if any.
The Company assessed the promises made under the Arrotex License and concluded the Arrotex License comprises a single performance obligation providing the right to use functional intellectual property. As of June 30, 2026, the Company’s contract liability associated with the Arrotex License was $0.8 million, representing consideration received for which the performance obligation had not yet been satisfied. Such performance obligation was satisfied in July 2026, at which time the Company recognized revenue of $0.8 million associated with the transaction price.
10.     Related Party Transactions
A member of the Company's board of directors currently serves as a member of the board of directors of one of the Company's vendors, and has served in that capacity since 2023. LENZ OpCo entered into a Master Services Agreement with this vendor in September 2023 to provide manufacturing services. Accordingly, the Company considers the vendor to be a related party. Fees incurred for services performed by the vendor for the three months ended June 30, 2026 and 2025 were immaterial and $0.4 million, respectively, and $0.1 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively. Fees were charged to selling, general and administrative expenses for the three and six months ended June 30, 2026 and research and development expenses for the three and six months ended June 30, 2025. The Company had no amounts and $0.1 million due to the vendor within accounts payable as of June 30, 2026 and December 31, 2025, respectively.

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
On July 31, 2025, the FDA approved VIZZ, making it the first and only aceclidine-based product approved by the FDA. VIZZ has five years of NCE exclusivity in the U.S., expiring in July 2030. The Company commercially launched VIZZ in the U.S. in August 2025, with direct-to-eye care professional sales and marketing activities initiated immediately upon approval. Professional product sample distribution by the sales force to optometrists and ophthalmologists and commercial product shipments to customers via our ePharmacy partner were initiated in October 2025, and product became broadly available in retail pharmacies beginning in November 2025. Beginning in July 2026, VIZZ became available via a telehealth platform, providing the convenience of an integrated online evaluation by independent licensed ECPs, ePharmacy prescription fulfillment and home delivery.

Financial Overview
As of June 30, 2026, we had $220.0 million of cash, cash equivalents, restricted cash, and marketable securities. We have incurred net losses in each year since inception, and as of June 30, 2026, we had an accumulated deficit of $300.5 million. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses related to product sales, marketing, manufacturing, and distribution of VIZZ as we are in the early stages of commercialization, and additional costs associated with being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements. As a result of these and other factors, it is possible that we may require additional financing to fund our operations and planned growth.
Since our inception, we have financed our operations primarily through public offerings of our common stock, proceeds from the Merger, and private placements of our common stock and convertible preferred stock. Concurrent with the closing of the Merger on March 21, 2024, we completed a private placement (the “March 2024 PIPE Financing”) of 3,559,565 shares of common stock for an aggregate gross purchase price of $53.5 million. Additionally, on July 17, 2024, we completed a private placement (the “July 2024 PIPE Financing”) of 1,578,947 shares of common stock for an aggregate gross purchase price of $30.0 million. As of December 31, 2025, we sold an aggregate of 3,618,634 shares of common stock under the sales agreement with TD Securities (USA) LLC (the “Sales Agreement”), resulting in net proceeds to the Company of $147.1 million. As of June 30, 2026, the Company had no remaining capacity remaining under the Sales Agreement.
License and Distribution Agreements
Everest Medicines License and Collaboration Agreement
In April 2022, we entered into a License and Collaboration Agreement with CORXEL Pharmaceuticals (formerly known as Ji Xing Pharmaceuticals Hong Kong Limited) (“CORXEL”) granting CORXEL an exclusive license (the “Everest License” formerly referred to as the “CORXEL License” and the “Ji Xing License”) to certain of our intellectual property rights to develop, use, import, and sell products containing LNZ100 (commercially known as VIZZ in the U.S.) (“Products”) for use in the treatment of presbyopia in humans in mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan (collectively, “Greater China”). We also granted CORXEL (i) the right to negotiate in good faith and enter into agreements to purchase Products from us for clinical and commercial uses at cost plus a negotiated percentage and (ii) the right of first negotiation to obtain a regional license from us on other products we might develop outside of the field of presbyopia for commercialization in Greater China.
In June 2026, Everest Medicines (“Everest”) entered into an Asset Purchase Agreement with CORXEL Pharmaceuticals to acquire the rights to develop, manufacture, and commercialize VIZZ in Greater China. As part of this agreement, the rights and obligations and certain related ancillary agreements under the Everest License entered into by CORXEL in April 2022 were assigned and transferred to Everest. The Company is eligible to receive additional sublicense payments associated with regulatory and sales milestones under the Asset Purchase Agreement, including a $1.3 million upfront payment, for which the Company recognized license revenue during the three months ended June 30, 2026 upon execution of the Asset Purchase Agreement.
We received nonrefundable, non-creditable upfront payments totaling $15.0 million as initial consideration under the Everest License during the year ended December 31, 2022. In addition, we received $5.0 million upon submission of the New Drug Application (“NDA”) for VIZZ to the National Medical Products Administration (“NMPA”) in Greater China for the treatment of presbyopia and another $5.0 million upon FDA approval of VIZZ during the year ended December 31, 2025. We are also eligible to receive (i) up to an additional $85.0 million in regulatory and sales milestone payments, (ii) tiered, escalating royalties in the range of 5% to 15% on net sales of Products in Greater China by Everest, its affiliates and sublicensees, and (iii) tiered, deescalating royalties in the range of 15% to 5% of sublicensing income received by CORXEL and Everest prior to the regulatory approval of the first Product in Greater China.
The $15.0 million upfront payments allocated to that single performance obligation was recognized on execution of the Everest License during the year ended December 31, 2022. During the year ended December 31, 2025, the first regulatory milestone under the Everest License was achieved upon submission of the NDA for VIZZ to the NMPA. A second regulatory milestone under the Everest License was achieved upon FDA approval of VIZZ. We recognized revenue and received payment totaling $10.0 million for the achievement of both regulatory milestones during the year ended December 31, 2025. No contractual milestones were met under the Everest License during the three and six months ended June 30, 2026 or 2025.

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
Laboratoires Théa License and Commercialization Agreement
On July 7, 2025, we entered into a license and commercialization agreement providing an exclusive license (the “Théa License”) to register and commercialize VIZZ for the treatment of presbyopia in Canada. Under the terms of the Théa License, we received a $2.5 million nonrefundable, non-creditable upfront payment, and an additional $2.5 million milestone payment triggered by the submission of the New Drug Submission (“NDS”) to Health Canada on June 29, 2026. We are eligible to receive up to an additional $65 million in regulatory and commercial milestone payments, as well as tiered, escalating royalties in the range of 10% to 20% on future net sales in Canada.
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
Arrotex Pharmaceuticals Pty Ltd License and Commercialization Agreement
On June 24, 2026, the Company entered into a license and commercialization agreement providing an exclusive license (the “Arrotex License”) to register and commercialize VIZZ for the treatment of presbyopia in Australia and New Zealand. Under the terms of the Arrotex License, we received a $1.0 million nonrefundable, non-creditable upfront payment, and are eligible to receive a mid double-digit profit share of gross margin on future net sales in Australia and New Zealand.
Key Trends and Factors Affecting Comparability Between Periods
•Total revenue increased during the three and six months ended June 30, 2026 relative to the three and six months ended June 30, 2025 as a result of sales of VIZZ and license revenue recognized during the three and six months ended June 30, 2026. Total revenue for the three and six months ended June 30, 2025 was solely attributable to the upfront payment under the Lotus License. We may generate future revenue from additional license and collaboration agreements to commercialize VIZZ outside the U.S.
•Our selling, general and administrative expenses will continue to increase in 2026, relative to 2025, as we have built a cross-functional commercial team consisting of marketing, commercial operations and a sales force, and will continue to strategically support our sales and commercial infrastructure with capabilities designed to support the commercialization of VIZZ. We expect to continue to incur such expenses to continue to support our commercial strategy, including our direct-to-consumer (“DTC”) marketing campaign.
•Our research and development costs decreased to zero during the three and six months ended June 30, 2026, primarily due to FDA approval of VIZZ in July 2025. On a prospective basis subsequent to FDA approval on July 31, 2025, certain expenses that were historically classified as research and development expenses were and will be prospectively classified into sales, general and administrative expenses, including certain medical affairs and chemistry, manufacturing and controls expenses that indirectly support VIZZ. We expect our research and development costs will be de minimis over the remainder of 2026.
Recent Developments
Launch of New Telehealth Prescribing Option to Accelerate Patient Access to VIZZ
On July 6, 2026, we announced that VIZZ is now available through a convenient telehealth platform, providing the convenience of an integrated online evaluation by independent licensed eye care providers (“ECPs”), ePharmacy prescription fulfillment and home delivery. Accessible through VIZZ.com, the integrated telehealth platform connects patients with an independent network of licensed eye care professionals who will evaluate patient telehealth eligibility based upon their medical history. Prescriptions will be automatically routed and fulfilled by LENZ’s ePharmacy partner providing a seamless and convenient consumer journey from product interest to home delivery. Launch of the telehealth channel will be promoted alongside the Company’s ‘Tired of Reading Glasses’ campaign featuring brand spokesperson Sarah Jessica Parker through both a national television advertising campaign and digital DTC strategy.
Arrotex Pharmaceuticals Pty Ltd License and Commercialization Agreement
On June 24, 2026, we and Arrotex Pharmaceuticals Pty Ltd announced an exclusive license and commercialization agreement for Arrotex to register and commercialize VIZZ for the treatment of presbyopia in Australia and New Zealand. Under the terms of the agreement, LENZ received an upfront payment and is eligible to receive a mid double-digit profit share of gross margin on future net sales in Australia and New Zealand.
Acquisition of Rights to Develop and Commercialize VIZZ in Greater China by Everest Medicines
On June 7, 2026, we announced that Everest entered into an Asset Purchase Agreement with CORXEL to acquire the rights to develop, manufacture, and commercialize VIZZ in Greater China. We are eligible to receive additional sublicense payments in connection with the execution of the agreement between CORXEL and Everest.
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
Operating Expenses
Cost of Sales
Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of VIZZ, including raw materials, third-party manufacturing costs, packaging services, and freight costs. Cost of sales also includes period costs related to certain operations personnel and inventory adjustment charges. The Company began capitalizing inventory costs upon FDA approval of VIZZ in July 2025. Prior to FDA approval of VIZZ, manufacturing and other inventory costs were recorded to research and development expenses, resulting in zero cost inventory. Once zero cost inventory is depleted, cost of sales of VIZZ will increase on a per unit basis. Substantially all of our zero cost inventory has been sold as of June 30, 2026.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table presents the results of operations for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Product sales, net	$1,736	$—	$1,736	N/A
License revenue	3,750	5,000	(1,250)	(25)%
Cost of sales	280	—	280	N/A
Selling, general and administrative expenses	39,378	12,796	26,582	208%
Research and development expenses	—	9,061	(9,061)	(100)%
Other income, net	2,257	2,445	(188)	(8)%
Product Sales, net
Following the FDA approval of VIZZ in July 2025, sales of commercial product began in October 2025. Product sales, net for the three months ended June 30, 2026 was $1.7 million and was primarily driven by approximately 27,000 packs sold and delivered to the customer in the period. We had no product sales during the three months ended June 30, 2025.
License Revenue
License revenue for the three months ended June 30, 2026 was comprised of sublicense revenue recognized from our share of the upfront payment under the sublicense to Everest, and the milestone payment associated with the submission of the NDS to Health Canada under the Théa License. License revenue recognized in the three months ended June 30, 2025 was due to the upfront payment under the Lotus License.
Cost of Sales
Cost of sales for the three months ended June 30, 2026 was primarily driven by cost of sales recognized in connection with sales of VIZZ, partially offset by an insurance recovery received during the three months ended June 30, 2026 from an out-of-specification temperature excursion of inventory while in transit from our manufacturer that occurred during the three months ended March 31, 2026. There was no cost of sales during the three months ended June 30, 2025.
Selling, General and Administrative
Selling, general and administrative expenses increased $26.6 million, or 208%, to $39.4 million for the three months ended June 30, 2026 compared to $12.8 million for the three months ended June 30, 2025. The change was primarily driven by increases of $13.3 million in commercial marketing, advertising and sales infrastructure expenses as we launched our DTC marketing campaign in January 2026, $11.0 million in employee salaries and related expenses due to an increase in headcount, including the hiring of our sales force, $1.1 million in other corporate overhead, and $0.9 million in chemistry and control and regulatory related expenses which were classified as selling, general and administrative expenses subsequent to FDA approval. Sales, general and administrative expenses included $4.4 million and $2.1 million of non-cash share-based compensation for the three months ended June 30, 2026 and 2025, respectively.
Research and Development
Research and development expenses decreased by $9.1 million, or 100%, for the three months ended June 30, 2026 compared to $9.1 million for the three months ended June 30, 2025. Subsequent to FDA approval, people-related, chemistry and control, and regulatory costs previously classified as research and development expenses were prospectively classified as selling, general and administrative expenses. Prior to FDA approval of VIZZ on July 31, 2025, costs related to the production of inventory were expensed in the period incurred within research and development expenses, resulting in zero cost inventory. Subsequent to FDA approval of VIZZ, direct and indirect manufacturing costs were capitalized to inventory.
Other Income, net
Other income, net for the three months ended June 30, 2026, was $2.3 million, compared to $2.4 million for the three months ended June 30, 2025. Interest income earned on our cash, cash equivalents, and marketable securities was flat period over period due to a lower effective yield on our marketable securities resulting from a decline in interest rates.
Comparison of the Six Months Ended June 30, 2026 and 2025
The following table presents the results of operations for the periods indicated (amounts in thousands, except percentages):

	Six Months Ended June 30,
	2026	2025		$ Change		% Change
Product sales, net	$3,387	$—		$3,387		N/A
License revenue	4,000	5,000		(1,000)		(20)%
Cost of sales	1,356	—	—	1,356	—	N/A
Selling, general and administrative expenses	84,338	23,909		60,429		253%
Research and development expenses	—	14,879		(14,879)		(100)%
Other income, net	4,904	4,757		147		3%
Product Sales, net
Following the FDA approval of VIZZ in July 2025, sales of commercial product began in October 2025. Product sales, net for the six months ended June 30, 2026 was $3.4 million and was primarily driven by approximately 52,000 packs sold and delivered to the customer in the period. We had no product sales during the six months ended June 30, 2025.
License Revenue
License revenue for the six months ended June 30, 2026 was comprised of revenue recognized from the upfront payment under the Lunatus License, sublicense revenue recognized from the upfront payment under the Asset Purchase Agreement to Everest and the achievement of a regulatory milestone under the Théa License. License revenue recognized in the six months ended June 30, 2025 was due to the upfront payment under the Lotus License.
Selling, General and Administrative
Selling, general and administrative expenses increased $60.4 million, or 253%, to $84.3 million for the six months ended June 30, 2026 compared to $23.9 million for the six months ended June 30, 2025. Increases in the comparative period included $30.5 million in commercial marketing, advertising and sales infrastructure as we launched our DTC campaign in January 2026, $23.8 million in employee salaries and related expenses due to a rise in headcount, including the hiring of our sales force, $2.2 million in chemistry and control and regulatory related expenses which were classified as selling, general and administrative expenses subsequent to FDA approval, $1.8 million in travel expenses primarily related to our sales force and $1.8 million in other corporate overhead. Sales, general and administrative expenses included $8.7 million and $4.0 million of non-cash share-based compensation for the six months ended June 30, 2026 and 2025, respectively.

Research and Development
Research and development expenses decreased $14.9 million, or 100%, for the six months ended June 30, 2026 compared to $14.9 million for the six months ended June 30, 2025. Subsequent to FDA approval, people-related, chemistry and control, and regulatory costs previously classified as research and development expenses were prospectively classified as selling, general and administrative expenses. Prior to FDA approval of VIZZ on July 31, 2025, costs related to the production of inventory were expensed in the period incurred within research and development expenses, resulting in zero cost inventory. Subsequent to FDA approval of VIZZ, direct and indirect manufacturing costs were capitalized to inventory.
Other Income, net
Other income, net for the six months ended June 30, 2026, was $4.9 million, compared to $4.8 million for the six months ended June 30, 2025. Interest income earned on our cash, cash equivalents, and marketable securities increased by $0.3 million as a result of an overall increase in cash on-hand in 2026 over the comparative period, partially offset by a lower effective yield on our marketable securities resulting from a decline in interest rates.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2026, we had $220.0 million of cash, cash equivalents and marketable securities. We have incurred net losses in each year since inception and as of June 30, 2026, we had an accumulated deficit of $300.5 million. Our net losses were $31.9 million and $14.9 million for the three months ended June 30, 2026 and 2025, respectively, and $73.4 million and $29.5 million for the six months ended June 30, 2026 and 2025, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses as we begin commercialization of VIZZ, including costs related to product sales, marketing, manufacturing, and distribution.
From inception through June 30, 2026, we received funding of $13.0 million from our initial seed financing, $47.0 million from the sale of Series A Convertible Preferred stock, $10.0 million from the sale of Series A-1 Convertible Preferred Stock, gross proceeds of $83.5 million from the sale of Series B Convertible Preferred stock, approximately $117.8 million in cash and cash equivalents from the Merger, approximately $53.5 million in gross cash proceeds from the March 2024 PIPE Financing, and $30.0 million in gross cash proceeds from the July 2024 PIPE Financing.
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
Funding Requirements
We believe that our cash, cash equivalents, and marketable securities as of June 30, 2026 will allow us to continue to commercialize VIZZ. This belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than expected. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than currently anticipated, and we may need to seek additional funds sooner than planned.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(72,295)	$(27,557)
Investing activities	70,915	18,475
Financing activities	409	26,532
Net (decrease) increase in cash and cash equivalents	$(971)	$17,450
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
For the six months ended June 30, 2026, cash used in operating activities was $72.3 million and resulted from a net loss of $73.4 million and a $7.9 million decrease in operating assets, offset by $9.0 million in non-cash adjustments primarily driven by share-based compensation expense.
For the six months ended June 30, 2025, cash used in operating activities was $27.6 million and resulted from a net loss of $29.5 million, in addition to a $1.2 million increase in operating assets, offset by $3.5 million in non-cash adjustments primarily driven by share-based compensation expense.
Net Cash Provided by Investing Activities
Cash provided by investing activities for the six months ended June 30, 2026 was $70.9 million, primarily due to $94.4 million in proceeds from maturities of marketable securities, and partially offset by $23.4 million of purchases of marketable securities.

Cash provided by investing activities for the six months ended June 30, 2025 was $18.5 million, primarily due to $110.2 million in proceeds from maturities of marketable securities, and partially offset by $91.4 million of purchases of marketable securities and $0.4 million in purchases of property and equipment.
Net Cash Provided by Financing Activities
Cash provided by financing activities for the six months ended June 30, 2026 was driven by proceeds from the issuance of common stock under the employee stock purchase plan.
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
Revenue Recognition
Product Sales, net
To date, product sales, net has consisted of sales of VIZZ to (i) certain wholesalers (who in turn sell VIZZ to retail pharmacies) and (ii) directly to patients through our ePharmacy partner. Product sales, net is recognized net of reserves for variable components, including but not limited to distribution service fees, prompt pay discounts and product returns. These variable components are reassessed each reporting period, and adjustments are recorded on a cumulative catch-up basis, which affects product sales, net in the period of adjustment. The actual amounts of variable consideration ultimately received may differ from our estimates. To date, actual amounts have not differed materially from our estimates.
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
Additionally, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Prior to the Merger, Graphite elected to use, and we intend to continue to use, this extended transition period for complying with certain new or revised accounting standards until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of Graphite's initial public offering (i.e., December 31, 2026), (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period, or (iii) if we affirmatively and irrevocably opt out of the extended transition period provided by the JOBS Act.
We are also a “smaller reporting company” because the market value of our stock held by non-affiliates was less than $700 million as of June 30, 2026 and the Company's annual revenue was less than $100 million during the fiscal year ended December 31, 2025. We may continue to be a smaller reporting company in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of June 30 in the most recently completed fiscal year or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of June 30 in the most recently completed fiscal year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual

Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2026. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Until recently, we did not have any products approved for sale, we have not generated significant revenue from the sale of products, we have incurred significant net losses since the company’s formation and we have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, common stock, and the Merger. Our net losses were $31.9 million and $14.9 million for the three months ended June 30, 2026 and 2025, respectively, and $73.4 million and $29.5 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $300.5 million. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses and our ability to potentially achieve profitability will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
We expect to continue incurring significant expenses and increasing operating losses as we continue commercialization. We anticipate that our expenses will increase substantially if and as we:
•expand and manage our sales, marketing, and distribution infrastructure for the commercialization of VIZZ;
•maintain or increase our infrastructure to support our operations as a public company and our product development and commercialization efforts;
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
Our business depends entirely on the commercialization of VIZZ and we do not have additional product candidates in our current development pipeline. If we are unable to successfully commercialize VIZZ, our business will be materially harmed.
We have devoted a significant portion of our financial resources and business efforts to the development of LNZ100 (now VIZZ) and LNZ101, both of which include aceclidine as an active ingredient, for the treatment of presbyopia. Based on the results of our Phase 3 CLARITY trials, we selected LNZ100 as our lead product candidate, for which we submitted an NDA to FDA in August 2024. In July 2025, the FDA approved VIZZ (aceclidine ophthalmic solution) 1.44%, the first and only FDA-approved aceclidine-based eye drop for the treatment of presbyopia in adults, and we launched such product commercially in the U.S. in August 2025. Professional product sample distribution by the sales force to optometrists and ophthalmologists and commercial product shipments to customers via our ePharmacy partner were initiated in October 2025, and product became broadly available in retail pharmacies beginning in November 2025. Beginning in July 2026, VIZZ became available via a telehealth platform, providing the convenience of an integrated online evaluation by independent licensed ECPs, ePharmacy prescription fulfillment and home delivery. We do not currently have other product candidates in our development pipeline, and our success depends entirely on VIZZ. Until the approval of VIZZ, we did not have any products approved for sale and we have not generated significant revenue from the sale of products. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve a number of objectives, including:
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
VIZZ may fail to gain sufficient market acceptance by ECPs, patients, and others in the medical community. Presbyopia is typically self-diagnosed and self-managed with over-the-counter reading glasses, or managed, after evaluation by an ECP, with prescription reading or bifocal glasses or multifocal contact lenses. Prescriptions for VIZZ may be, amongst other methods, obtained from an ECP, which can be perceived to be more burdensome to an individual who has never previously visited an ECP and limit the number of prescriptions that are written. Further, while in July 2026 VIZZ became available via a telehealth platform, such method still requires an integrated online evaluation by an independent licensed ECP and ePharmacy prescription fulfillment, which may also be perceived as overly burdensome to a patient. VIZZ may not demonstrate sufficient additional clinical benefits to ECPs or patients to justify a higher price compared to using glasses, which are potentially just a one-time purchase, and/or to offset the impact of side effects that patients may experience when using VIZZ. Some ECPs may also be deterred by the potential loss of revenue from the sale of contact lenses and glasses or feel uncomfortable prescribing a new product.
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
For example, Vuity was launched by AbbVie and, in April 2025, a second pharmacologic option for the treatment of presbyopia was launched under the brand Qlosi. Marketed by Orasis, Qlosi was the second pilocarpine-based product for the treatment of presbyopia approved by the FDA. In August 2025, a generic version of Vuity was launched by Amneal Pharmaceuticals. In January 2026, the FDA approved Yuvezzi for the treatment of presbyopia, a carbochol-based eye-drop developed by Tenpoint Therapeutics, which subsequently launched in March 2026. While we believe Qlosi, Yuvezzi and the generic version of Vuity will face similar challenges to those faced by Vuity, if ECPs or patients prefer Qlosi, Yuvezzi or the generic version of Vuity over VIZZ, our market opportunity may be limited.
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
While we launched our telehealth channel in July 2026, our commercial strategy is still primarily focused on targeting and partnering with the estimated 15,000 ECPs that prescribed over 85% of the pharmaceutical presbyopia prescriptions in the U.S. in 2022. If we are unable to obtain access to these ECPs or successfully demonstrate the clinical benefits of our products to adequate numbers of ECPs, our efforts to commercialize such products will be severely inhibited, which would have a material adverse effect on our business.
Additionally, a direct-to-consumer (“DTC”) strategy can potentially be extremely costly. We have deployed a targeted and cost-effective DTC strategy, but if we are unable to be sufficiently effective with a limited budget and are required to spend more than anticipated, we may need to raise more capital, divert resources from other strategies or just fail to reach the intended market. As a result, a DTC strategy that is not sufficiently cost-effective can have a material adverse effect on our business.
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
If significant adverse events or other side effects are observed in any of our future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our clinical trials, or we may be required to abandon the clinical trials or our development efforts of that product candidate altogether. We, the FDA or other comparable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such clinical trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage clinical trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition, and prospects.
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
VIZZ and any future product candidates we may seek to develop, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable foreign regulatory authorities. Before we can commercialize any of our product candidates, we must obtain marketing approval. In July 2025, the FDA approved VIZZ (aceclidine ophthalmic solution) 1.44%, the first and only FDA-approved aceclidine-based eye drop for the treatment of presbyopia in adults, and we launched such product commercially in the U.S. in August 2025. Professional product sample distribution by the sales force to optometrists and ophthalmologists and commercial product shipments to customers via our ePharmacy partner were initiated in October 2025, and product became broadly available in retail pharmacies beginning in November 2025. We will require approval from applicable foreign regulatory authorities before we are able to market VIZZ in such foreign jurisdictions. Any future product candidate that we may seek to develop will require approval by the FDA and other comparable foreign regulatory authorities before we can commercialize such product.
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
Despite FDA approval of VIZZ, such product will be subject to ongoing regulatory requirements applicable to manufacturing, labeling, packaging, storage, advertising, promoting, sampling, record-keeping and submission of safety or other post-market information, among other things. Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or requirements that we conduct potentially costly post-market testing and surveillance studies, including Phase 4 trials and surveillance to monitor the quality, safety and efficacy of the drug. An unsuccessful post-marketing study or failure to complete such a study could result in the FDA imposing additional requirements in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.
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
There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the “IRA”), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, CMS selected 15 additional drugs in January 2026, marking the first time drugs payable under Medicare Part B, rather than only Part D, were included in the negotiation program, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional; to date, manufacturers have not prevailed on the merits in any such challenge, and in May 2026, the U.S. Supreme Court declined to review several of these cases, leaving in place lower court decisions upholding the program, although a small number of challenges remain pending in other federal appellate courts. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. The One Big Beautiful Bill Act, which was signed into law in July 2025, includes provisions that will impact the U.S. healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the U.S., or that increase generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the U.S. The impact of ongoing and future judicial challenges, as well as future legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration, including the Department of Government Efficiency, on our company and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
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
Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities, including our advisory board arrangements with physicians, some of whom receive stock or stock options as compensation for services provided, our arrangement with a telehealth platform to provide online evaluations by independent licensed ECPs and ePharmacy prescription fulfillment for VIZZ, which is also subject to state laws governing the corporate practice of medicine, fee-splitting, and the licensure of prescribers and pharmacies, and any sales and marketing activities after a product candidate has been approved for marketing in the U.S., could be subject to legal challenge and enforcement actions. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal, and administrative penalties, including, without limitation, damages, fines, disgorgement, imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
In the U.S., in addition to HIPAA, HITECH and state laws addressing health-related information, numerous federal and state laws and regulations govern the collection, use, disclosure, and other processing of information relating to individuals. In California, the California Consumer Privacy Act (“CCPA”) requires covered companies to provide disclosures to consumers about such companies’ data collection, use and sharing practices, provide such consumers ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action in data breach situations. The CCPA went into effect on January 1, 2020, and was modified significantly by the California Privacy Rights Act (“CPRA”), which was approved by California voters in the November 3, 2020 election and became effective January 1, 2023. The CCPA has prompted numerous proposals for federal and state privacy legislation. Numerous U.S. states have proposed, and in certain cases enacted, laws addressing privacy and cybersecurity matters. Many of these laws are comprehensive privacy statutes imposing obligations similar to the CCPA. Certain U.S. states also have enacted laws and regulations addressing specific subject matter, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action and Vermont’s Data Privacy and Online Surveillance Act, which takes effect in 2028 and imposes specific restrictions on the collection, use and sale of consumer health data.
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
In April 2022, we entered into the Everest License (formerly referred to as the “CORXEL License”), pursuant to which we granted CORXEL an exclusive license to certain of our intellectual property rights to develop, use, import, and sell products containing VIZZ or LNZ101 (“LNZ Products”) for the treatment of presbyopia in humans in mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan (collectively, “Greater China”) and the first right of negotiation for CORXEL to license any other product that we develop or commercialize containing aceclidine or brimonidine for uses outside of the treatment of presbyopia in Greater China. In June 2026, Everest Medicines (“Everest”) entered into an Asset Purchase Agreement with CORXEL to acquire the rights to develop, manufacture, and commercialize VIZZ in Greater China. As part of this agreement, the rights and obligations and certain related ancillary agreements under the Everest License entered into by CORXEL in April 2022 were assigned and transferred to Everest. Under the terms of the Everest License, we shall refrain from developing or commercializing any competing product, or knowingly enabling a third party to develop or commercialize a product containing aceclidine or brimonidine that would reasonably be expected to result in off-label sales of such products, for the treatment of presbyopia in humans in Greater China. We have entered into similar agreements with Lotus Pharmaceutical Co., Ltd. (“Lotus”) to commercialize VIZZ in the Republic of Korea and certain countries in Southeast Asia (the “Lotus License”), with

Laboratoires Théa (“Laboratoires Théa”) to commercialize VIZZ in Canada (the “Théa License”), with Lunatus Global Medical Supplies (“Lunatus”) to commercialize VIZZ in the Middle East (the “Lunatus License”), and Arrotex Pharmaceuticals Pty Ltd (“Arrotex”) to commercialize VIZZ in Australia and New Zealand (the “Arrotex License”), and together with Everest, Lotus, Laboratoires Théa and Lunatus, our “License Partners,” and together with the Everest License, the Lotus License, the Théa License and the Lunatus License, the “License Agreements,” and the territories covered by the License Agreements, the “Licensed Territories”.
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
The market price of our common stock has been, and may continue to be, subject to significant fluctuations. For example, from April 1, 2024 through June 30, 2026, the closing price for our common stock ranged from a low of $5.51 to a high of $49.05 per share. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
As of December 31, 2025, we had federal and state net operating loss (“NOL”) carryforwards of $178.9 million and $12.4 million, respectively. The federal NOL carryforwards of $178.9 million may be carried forward indefinitely. State NOL carryforwards totaling $12.4 million begin to expire in 2040, unless previously utilized. In addition, we had federal R&D credit carryforwards totaling $8.3 million, which will begin to expire in 2040 unless previously utilized.
Under current law, U.S. federal NOLs generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income for taxable periods beginning after December 31, 2020. Many state jurisdictions conform to federal law for this purpose or have similar or other provisions that limit the deductibility of state NOL carryforwards in a taxable period. For example, California has temporarily disallowed the use of NOLs to offset California taxable income prior to 2027. In addition, under Sections 382 and 383 of the Code, U.S. federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage within a rolling three-year period. We believe we underwent an ownership change in 2024, which resulted in a limitation that reduced the availability of our NOL and tax credit carryforwards. We adjusted the carryforward attributes accordingly, with an offsetting adjustment to the valuation allowance. Subsequent ownership changes may further limit our ability to utilize NOL and tax credit carryforwards in future years. To the extent we have experienced or will experience an ownership change(s), our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities by us during the quarter ended June 30, 2026 that were not previously reported in current reports on Form 8-K filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021).

4.1	Form of Warrant to Purchase Shares of Series A Preferred Stock (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 6, 2023).

10.1*	Outside Director Compensation Policy

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

__________________
*Filed herewith.
** The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of LENZ Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LENZ THERAPEUTICS, INC.

Dated: August 11, 2026
	By:	/s/ Evert Schimmelpennink
	Name:	Evert Schimmelpennink
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2026
	By:	/s/ Daniel Chevallard
	Name:	Daniel Chevallard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)