Form 10-Q
period 2026-09-30
LENZ Therapeutics, Inc.
filed 2026-11-03
CIK 1815776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐   No ☒
As of October 28, 2026, 31,420,583 shares of the registrant's common stock were outstanding.

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
•our ability to attract, retain and motivate personnel;
•the expected costs, timing and anticipated benefits of the strategic reorganization announced in October 2026;
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
We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks,
i

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
ii

iii

Part I. Financial Information
Item 1. Financial Statements.
LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,553	$25,179
Marketable securities	166,750	267,168
Accounts receivable, net	913	329
Inventory	4,760	2,936
Prepaid expenses and other current assets	3,921	5,800
Total current assets	206,897	301,412
Property and equipment, net	640	1,189
Operating lease right-of-use asset	421	734
Other assets	1,791	2,541
Total assets	$209,749	$305,876
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,517	$4,167
Accrued liabilities	12,233	17,020
Total current liabilities	17,750	21,187
Operating lease liability, net	—	350
Total liabilities	17,750	21,537
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized; 31,420,583 and 31,344,782 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	524,571	511,237
Accumulated deficit	(331,516)	(227,141)
Accumulated other comprehensive (loss) income	(1,057)	242
Total stockholders’ equity	191,999	284,339
Total liabilities and stockholders’ equity	$209,749	$305,876
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product sales, net	$2,599	$—	$5,986	$—
License revenue	785	12,500	4,785	17,500
Total revenue	3,384	12,500	10,771	17,500
Operating expenses:
Cost of sales	454	—	1,810	—
Selling, general and administrative	35,848	27,596	120,186	51,505
Research and development	—	3,791	—	18,670
Total operating expenses	36,302	31,387	121,996	70,175
Loss from operations	(32,918)	(18,887)	(111,225)	(52,675)
Other (expense) income:
Other (expense) income	(36)	(14)	(46)	174
Interest income	1,985	2,201	6,899	6,770
Total other income, net	1,949	2,187	6,853	6,944
Net loss before income taxes	(30,969)	(16,700)	(104,372)	(45,731)
Income tax expense	—	—	3	500
Net loss	$(30,969)	$(16,700)	$(104,375)	$(46,231)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(428)	189	(1,299)	31
Comprehensive loss	$(31,397)	$(16,511)	$(105,674)	$(46,200)
Net loss per share, basic and diluted	$(0.99)	$(0.59)	$(3.33)	$(1.65)
Weighted-average common shares outstanding, basic and diluted	31,420,063	28,540,519	31,382,605	28,052,279
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2025	31,344,782	$1	$511,237	$(227,141)	$242	$284,339
Exercise of stock options	2,698	—	14	—	—	14
Unrealized loss on marketable securities	—	—	—	—	(692)	(692)
Vesting of restricted stock units	6,914	—	—	—	—	—
Share-based compensation	—	—	4,319	—	—	4,319
Net loss	—	—	—	(41,488)	—	(41,488)
Balance as of March 31, 2026	31,354,394	$1	$515,570	$(268,629)	$(450)	$246,492
Unrealized loss on marketable securities	—	—	—	—	(179)	(179)
Share-based compensation	—	—	4,472	—	—	4,472
Issuance of common stock under employee stock purchase plan	62,498	—	395	—	—	395
Net loss	—	—	—	(31,918)	—	(31,918)
Balance as of June 30, 2026	31,416,892	$1	$520,437	$(300,547)	$(629)	$219,262
Exercise of stock options	240	—	—	—	—	-
Unrealized loss on marketable securities	—	—	—	—	(428)	(428)
Vesting of restricted stock units	3,451	—	—	—	—	-
Share-based compensation	—	—	4,134	—	—	4,134
Net loss	—	—	—	(30,969)	—	(30,969)
Balance as of September 30, 2026	31,420,583	$1	$524,571	$(331,516)	$(1,057)	$191,999

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	27,518,439	$1	$348,901	$(145,014)	$196	$204,084
Exercise of stock options	11,630	—	44	—	—	44
Unrealized loss on marketable securities	—	—	—	—	(73)	(73)
Vesting of early exercised stock options	5,594	—	19	—	—	19
Share-based compensation	—	—	2,555	—	—	2,555
Net loss	—	—	—	(14,619)	—	(14,619)
Balance as of March 31, 2025	27,535,663	$1	$351,519	$(159,633)	$123	$192,010
Exercise of stock options	29,003	—	196	—	—	196
Unrealized loss on marketable securities	—	—	—	—	(85)	(85)
Vesting of early exercised stock options	5,593	—	19	—	—	19
Share-based compensation	—	—	2,845	—	—	2,845

Issuance of common stock through at-the-market offerings, net of issuance costs	920,500	—	26,067	—	—	26,067
Exercise of stock warrant	271	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	9,092	—	225	—	—	225
Net loss	—	—	—	(14,912)	—	(14,912)
Balance as of June 30, 2025	28,500,122	$1	$380,871	$(174,545)	$38	$206,365
Exercise of stock options	86,275	—	598	—	—	598
Unrealized gain on marketable securities	—	—	—	—	189	189
Vesting of early exercised stock options	1,864	—	6	—	—	6
Share-based compensation	—	—	3,469	—	—	3,469
Net loss	—	—	—	(16,700)	—	(16,700)
Balance as of September 30, 2025	28,588,261	$1	$384,944	$(191,245)	$227	$193,927
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LENZ THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(104,375)	$(46,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	330	180
Loss on impairment of operating right-of-use assets and related property and equipment	—	82
Loss on impairment of property and equipment	253	—
Accretion of discounts and amortization of premiums on marketable securities, net	(486)	(2,801)
Gain on long-term investments	—	(204)
Write-off of nonsalable inventory	556	—
Share-based compensation expense	12,925	8,869
Changes in operating assets and liabilities:
Accounts receivable, net	(584)	—
Inventory	(1,651)	(949)
Prepaid expenses and other current assets	1,879	(1,103)
Accounts payable	1,350	66
Accrued liabilities	(4,770)	5,946
Operating lease liabilities, net	(54)	—
Other assets	21	—
Net cash used in operating activities	(94,606)	(36,145)
Cash flows from investing activities
Purchases of marketable securities	(32,534)	(147,691)
Proceeds from maturities of marketable securities	132,139	162,622
Purchases of property and equipment	(34)	(789)
Net cash provided by investing activities	99,571	14,142
Cash flows from financing activities
Proceeds from issuance of common stock through at-the-market offerings, net of issuance costs	—	26,067
Proceeds from exercises of stock options	14	838
Proceeds from issuance of common stock under employee stock purchase plan	395	225
Net cash provided by financing activities	409	27,130
Net increase in cash, cash equivalents and restricted cash	5,374	5,127
Cash, cash equivalents and restricted cash, beginning of the period	25,179	20,272
Cash and cash equivalents, end of the period	$30,553	$25,399
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
Liquidity
Through September 30, 2026, the Company has devoted substantially all of its efforts to product development, pre-commercial and commercial activities following the FDA approval of VIZZ in July 2025. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of September 30, 2026, had an accumulated deficit of $331.5 million. The Company expects to incur additional losses as it protects its intellectual property and grows its business through the commercialization of VIZZ. The Company may need to raise additional capital to support its continuing operations and pursue its long-term business plan, including the continued commercialization of its product. Such activities are subject to significant risks and uncertainties.
As of September 30, 2026, the Company had cash, cash equivalents, and marketable securities of $197.3 million, which is available to fund future operations. The Company believes that its existing cash, cash equivalents, and marketable securities as of September 30, 2026 will be sufficient to support operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements.
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
Major Customers
The Company enters into agreements with certain wholesalers for the sale of VIZZ in the U.S. For the three and nine months ended September 30, 2026, three of the Company's wholesaler customers each individually accounted for more than 10% of total product sales. On a combined basis, these wholesaler customers accounted for 38% and 40% of product sales for the three and nine months ended September 30, 2026, respectively. There were no product sales for the three and nine months ended September 30, 2025.
As of September 30, 2026 and December 31, 2025, three of the Company's wholesaler customers each exceeded 10% of gross accounts receivable. These customers accounted for approximately 69% and 44% of gross accounts receivable on a combined basis at September 30, 2026 and December 31, 2025, respectively. The Company believes that the concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms and the level of credit worthiness of its customers.
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
Marketable Securities
The Company classifies marketable securities as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore classified all marketable securities with maturity dates beyond three months at the date of purchase as current assets in the accompanying condensed consolidated balance sheets. As of September 30, 2026, the Company had no intent to sell any marketable securities prior to maturity. Marketable securities classified as available-for-sale are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield over the life of the instrument. Realized gains and losses were calculated using the specific identification method and recorded as interest income or expense. The Company invests in available-for-sale securities consisting of commercial paper, U.S. Treasury securities, U.S. government agency securities, corporate debt securities and asset-backed securities. Available-for-sale securities are classified as marketable securities on the Company's condensed consolidated balance sheets.

Management evaluates whether unrealized losses on available-for-sale marketable securities are the result of credit worthiness of the securities held or other non-credit related factors. If an unrealized loss is the result of credit quality factors, the Company recognizes an allowance reflective of the current estimate of credit losses expected to be incurred over the life of the financial instrument on a specific identification basis upon initial recognition and at each reporting period. If a reduction in value is a result of other factors, losses are recognized within comprehensive loss unless either the Company intends to sell the security or it is more likely than not the Company will be required to sell the security. Based on a review of these marketable securities, the Company concluded none of the unrealized loss is the result of a credit loss as of September 30, 2026, because the Company does not intend to sell these securities prior to their maturity, and it is unlikely that the Company will be required to sell these securities before the recovery of their amortized cost basis.
Accounts Receivable, Net
Accounts receivable consisted of amounts due from the Company's product sales customers, which includes pharmaceutical wholesalers and patients who purchased VIZZ through our ePharmacy partner. Payment terms are typically 30-70 days following delivery to wholesaler customers. Customers who purchased VIZZ through our ePharmacy partner remit payment to our ePharmacy partner at the time of purchase, and the ePharmacy remits cash to the Company within 15-30 days from the original time of purchase. Accounts receivable were recorded net of discounts, allowances and other adjustments. The Company monitors the financial performance and creditworthiness of its customers so it can properly assess and respond to changes in their credit profile. The Company estimated the allowance for credit losses based on existing contractual payment terms, actual payment patterns of customers and individual customer circumstances. Amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company did not record a reserve for estimated credit losses during the three and nine months ended September 30, 2026. Prior to the FDA approval of VIZZ, the Company had no accounts receivable associated with product sales.
Inventory
Inventory is valued at the lower-of-cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory that is not expected to be sold or used within one year is classified as non-current within other assets in the condensed consolidated balance sheets. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and adjusts the value for any excess and obsolete inventory to net realizable value in the period in which any impairment is first identified. Any such impairment charge is recorded as a component of cost of sales in the condensed consolidated statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. Inventory write-downs during the three months ended September 30, 2026 were immaterial. During the nine months ended September 30, 2026, the Company recorded an inventory write-down and the subsequent insurance recovery of $0.3 million due to inventory that fell out-of-specification in transit.
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
Long-term Investment
Long-term investments without a readily determinable fair value are accounted for using the cost method. The cost method is applied when there is no active market for the investment, thus the fair value cannot be reliably determined. The cost of long-term investments includes the purchase price, and is adjusted to fair value based on any observable changes in market value or any impairment losses. The Company had one long-term equity investment which was classified as a non-current asset in the condensed consolidated balance sheets, as the Company had no intent to sell or dispose of the long-term investment within one year of the balance sheet date.
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
The Company excludes the applicable accrued interest from both the fair value and amortized cost basis of available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable on available-for-sale securities is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets. The Company’s accounting policy is to not measure an allowance for credit loss for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which is considered to be in the period in which it is determined the accrued interest will not be collected.
Leases
The Company determines if an arrangement is or contains a lease at inception by assessing whether it conveys the right to control the use of an identified asset in exchange for consideration. If a lease is identified, classification is determined at lease commencement. To date, all of the Company’s leases have been determined to be operating leases. Operating lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The Company’s leases do not provide an implicit interest rate and therefore the Company estimates its incremental borrowing rate to discount lease payments. The incremental borrowing rate reflects the estimated interest rate that the Company would have to pay to borrow on a collateralized basis, an amount equal to the lease payments in a similar economic environment over a similar term. Operating lease right-of-use (“ROU”) assets are determined based on the corresponding lease liability adjusted for any lease payments made at or before commencement, initial direct costs, and lease incentives. The operating lease ROU asset also includes impairment charges if the Company determines the ROU asset is impaired. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Operating lease expenses are recognized, and the ROU assets are amortized on a straight-line basis over the lease term. Sublease income, if any, is recognized on a straight-line basis over the sublease term as a reduction to the Company's operating lease cost within selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. The Company has elected not to separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component. The Company has elected not to recognize leases with terms of one year or less on the condensed consolidated balance sheets.
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
During the course of a clinical trial, the rate of expense recognition is adjusted if actual results differ from the Company’s estimates. Management estimates accrued expenses as of each balance sheet date in its condensed consolidated financial statements based on the facts and circumstances known at that time. The clinical trial accrual is dependent in part upon the timely and accurate reporting of CROs, CMOs and other third-party vendors. The Company’s Phase 3 CLARITY trials were substantially completed in March 2024, and as of September 30, 2026, the Company had no ongoing clinical trials.
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
Liabilities are provided for tax benefits for which realization is uncertain. Such benefits are only recognized when the underlying tax position is considered more-likely-than-not to be sustained on examination by a taxing authority, assuming they possess full knowledge of the position and facts. The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 and has not recognized interest or penalties in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 or 2025.
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
Revenue for the three and nine months ended September 30, 2026 consisted of sales of VIZZ, as well as upfront and milestone payments related to license agreements. Revenue for the three and nine months ended September 30, 2025 consisted solely of upfront and milestone payments related to license agreements.
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
Advertising costs are expensed as incurred. For the three and nine months ended September 30, 2026, advertising costs totaled $10.7 million and $36.3 million, respectively. There was $1.7 million of advertising costs for the three and nine months ended September 30, 2025.
Net Loss Per Share
Basic net loss per share was calculated by dividing net loss attributed to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Stock options, common stock warrants, and 2024 Employee Stock Purchase Plan (“ESPP”) shares pending purchase were considered potentially dilutive to common stock. The Company computed diluted net loss per share attributable to common stockholders after giving consideration to all potentially dilutive common stock outstanding during the period, determined using the treasury-stock method, except where the effect of including such securities was antidilutive. Diluted net loss per share was the same as basic net loss per share, since the effects of potentially dilutive securities were antidilutive given the net loss for each period presented.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) represents the change in the Company’s stockholders’ equity from all sources other than investments by or distributions to stockholders. The Company’s other comprehensive income (loss) is the result of unrealized gains and losses on marketable securities.
Segment Reporting
Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer acts as the CODM. The CODM views the Company’s operations and manages its business as one operating segment operating exclusively in the United States. The Company’s singular focus is on the development and commercialization of innovative therapies to improve vision, and the Company has generated limited revenue since inception. The CODM utilizes consolidated net loss to monitor budgeted versus actual results, and to assess the overall financial performance and operational efficiency of the business. The CODM manages and allocates resources to the operations of the Company on an entity-wide basis using net loss as the primary performance measure. Asset information provided to the CODM is consistent with the amounts reported on the condensed consolidated balance sheets and is attributable to the United States.
The table below shows a reconciliation of the Company's net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP, to the Company's total consolidated net loss in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product sales, net	$2,599	$—	$5,986	$—
License revenue	785	12,500	4,785	17,500
Total revenue	3,384	12,500	10,771	17,500
Operating expenses:
Cost of sales(1)	427	—	1,730	—
Sales and marketing expenses(1)	25,908	15,648	88,248	27,611
General and administrative expenses(1)	5,833	8,741	19,093	16,666
Research and development expenses(1)	—	3,529	—	17,029
Share-based compensation expense	4,134	3,469	12,925	8,869
Total operating expenses	36,302	31,387	121,996	70,175
Loss from operations	(32,918)	(18,887)	(111,225)	(52,675)
Other (expense) income:
Other (expense) income	(36)	(14)	(46)	174
Interest income	1,985	2,201	6,899	6,770
Net loss before income taxes	(30,969)	(16,700)	(104,372)	(45,731)
Income tax expense	—	—	3	500
Net loss	$(30,969)	$(16,700)	$(104,375)	$(46,231)
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
None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.
Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
At September 30, 2026:
Cash equivalents
Money market funds	$28,396	$28,396	$—	$—
Corporate debt securities	1,504	—	1,504	—
Total cash equivalents measured at fair value	$29,900	$28,396	$1,504	$—
Marketable securities
Corporate debt securities	$82,502	$—	$82,502	$—
U.S. treasury securities	48,908	48,908	—	—
Asset-backed securities	14,528	—	14,528	—
U.S. government agency securities	12,546	—	12,546	—
Commercial paper	8,266	—	8,266	—
Total marketable securities measured at fair value	$166,750	$48,908	$117,842	$—

At December 31, 2025:
Cash equivalents
Money market funds	$21,536	$21,536	$—	$—
U.S. treasury securities	2,996	2,996	—	—
Total cash equivalents measured at fair value	$24,532	$24,532	$—	$—
Marketable securities
Corporate debt securities	$114,102	$—	$114,102	$—
U.S. treasury securities	89,726	89,726	—	—
Commercial paper	28,858	—	28,858	—
Asset-backed securities	21,282	—	21,282	—
U.S. government agency securities	13,200	—	13,200	—
Total marketable securities measured at fair value	$267,168	$89,726	$177,442	$—
The following table presents the amortized cost and estimated fair market value of our cash equivalents and marketable securities as of the dates presented (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$28,396	$—	$—	$28,396
Corporate debt securities	1,504	—	—	1,504
Marketable securities:
Corporate debt securities	$83,150	$—	$(648)	$82,502
U.S. treasury securities	49,054	—	(146)	48,908
Asset-backed securities	14,615	—	(87)	14,528
U.S. government agency securities	12,698	—	(152)	12,546
Commercial paper	8,290	—	(24)	8,266
Total	$197,707	$—	$(1,057)	$196,650

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$21,536	$—	$—	$21,536
U.S. treasury securities	2,996	—	—	2,996
Marketable securities:
Corporate debt securities	$114,066	$63	$(27)	$114,102
U.S. treasury securities	89,572	154	—	89,726
Commercial paper	28,836	22	—	28,858
Asset-backed securities	21,257	26	(1)	21,282
U.S. government agency securities	13,195	5	—	13,200
Total	$291,458	$270	$(28)	$291,700
The following table presents available-for-sale securities by contractual maturity date as of September 30, 2026 (in thousands):

	September 30, 2026
	Amortized Cost	Estimated Fair Value
Due in one year or less	$123,581	$123,092
Due after one year	44,226	43,658
Total	$167,807	$166,750
As of September 30, 2026, ninety-five of the Company's marketable securities with a fair market value of $166.8 million were in a gross unrealized loss position due to the timing of their acquisition compared to their respective maturity date. These ninety-five marketable securities have all been in a gross unrealized loss position for less than one year. Based on a review of these marketable securities, the Company believes none of the unrealized loss is the result of a credit loss as of September 30, 2026, because the Company does not intend to sell these securities prior to their maturity, and it is unlikely that the Company will be required to sell these securities before the recovery of their amortized cost basis. Refer to Note 2 for further discussion on the Company's evaluation of unrealized losses on available-for-sale securities. Accrued interest receivable on marketable securities was $1.7 million and $2.1 million at September 30, 2026 and December 31, 2025, respectively, and was recorded within prepaid expenses and other current assets in the condensed consolidated balance sheets. The Company did not write off any accrued interest receivables for the three and nine months ended September 30, 2026 and 2025.
The Company did not transfer any assets measured at fair value on a recurring basis between levels during the nine months ended September 30, 2026 and 2025.
Equity investment without a readily determinable fair value
In conjunction with the Merger, the Company obtained an investment in common stock of an unfunded privately held, pre-clinical life sciences company, which the Company initially carried at no value. In May 2024, the private company executed a seed funding round (“Seed Financing”), which triggered an anti-dilution provision under the License and Option Agreement (“Option Agreement”), resulting in the issuance of additional shares of common stock. The Company identified the Seed Financing as an observable price change under the measurement alternative, and adjusted the equity investment from zero to an estimated fair value of $1.3 million at the time of the Seed Financing. During the year ended December 31, 2025, observable price changes in the form of equity financings resulted in total upward adjustments of $0.2 million and total downward adjustments of $0.4 million in the equity investment, resulting in an estimated fair value of $1.1 million as of December 31, 2025. There were no upward or downward adjustments to the carrying value of the Company's investment without a readily determinable fair value during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company recorded an upward adjustment of $0.2 million and no downward adjustments, respectively, to the carrying value of the Company’s investment without a readily determinable fair value.

4.    Inventory
Inventory consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Current assets:
Raw materials	$3,050	$2,761
Work in process	—	—
Finished goods	1,710	175
Inventory, current	4,760	2,936
Non-current assets:
Raw materials	610	1,339
Inventory, non-current	610	1,339
Total inventory	$5,370	$4,275
5.    Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued payroll and related expenses	$5,385	$7,016
Sales, general and administrative accrued expenses	5,287	7,649
Accrued inventory purchases	542	1,748
Operating lease liability, current portion	460	465
Other accrued liabilities	559	142
Total accrued liabilities	$12,233	$17,020

6.    Commitments and Contingencies
Operating Leases
Commencing on April 1, 2022, LENZ OpCo entered into a lease agreement for office space in Del Mar, California, which was subsequently amended to expand the office space leased and extend the term (the “Del Mar lease”). The Del Mar lease expired in March 2026. In April 2024, the Company entered into a lease agreement for office space in Solana Beach, California (the “Lomas lease”). As of September 30, 2026, the remaining lease term was 1.0 year, and the discount rate used to determine the right-of-use assets and corresponding operating lease liabilities was 7.8%. Cash paid for operating leases approximated rent expense for the periods presented.
Maturities of the Company's operating lease liabilities as of September 30, 2026 are as follows (in thousands):

2026	$119
2027	361
Total undiscounted lease payments	480
Less: present value adjustment	(20)
Operating lease liabilities	$460
Rent expense for the three months ended September 30, 2026 and 2025 was $0.1 million and $0.3 million, respectively, and $0.4 million for the nine months ended September 30, 2026 and 2025.

Legal Proceedings
From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. The Company is not currently a party to or aware of any proceedings that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.
Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2026 and December 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
7.    Stockholders' Equity
Common Stock
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Other than the special dividend paid by Graphite immediately prior to the close of the Merger, no dividends have been declared or paid by the Company through September 30, 2026.
On April 4, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) under which the Company may offer and sell up to $150.0 million of shares of our common stock from time to time through an “at the market” offering program under which TD Cowen will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, TD Cowen may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company has no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The shares were issued pursuant to the Company’s shelf registration statement on Form S-3, including the prospectus supplement contained therein, which was declared effective by the SEC on April 14, 2025. As of December 31, 2025, the Company had fully utilized the entire capacity under the Sales Agreement.
Common stock reserved for future issuance consists of the following:

September 30, 2026
Common stock options granted and outstanding	4,910,527
Shares available for issuance under incentive plans	1,995,404
Shares available for issuance under the ESPP	742,012
Restricted stock units granted and outstanding	399,770
Common stock warrants outstanding	163,769
Share-Based Compensation
Share-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$27	$—	$80	$—
Selling, general and administrative	4,107	3,207	12,845	7,228
Research and development	—	262	—	1,641
Total	$4,134	$3,469	$12,925	$8,869

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

	September 30,
	2026	2025
Common stock options granted and outstanding	4,910,527	3,823,097
Restricted stock units granted and outstanding	399,770	27,640
Common stock warrants outstanding	163,769	164,252
ESPP shares pending purchase	40,151	18,694
Total	5,514,217	4,033,683
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
In June 2026, Everest Medicines entered into an Asset Purchase Agreement with CORXEL Pharmaceuticals to acquire the rights to develop, manufacture, and commercialize VIZZ in Greater China. As part of this agreement, the rights and obligations and certain related ancillary agreements under the Everest License entered into by CORXEL Pharmaceuticals in April 2022 were assigned and transferred to Everest Medicines. The Company is eligible to receive additional sublicense payments associated with regulatory and sales milestones under the Asset Purchase Agreement, including a $1.3 million upfront payment, for which the Company recognized license revenue during the nine months ended September 30, 2026 upon execution of the Asset Purchase Agreement. The Company received the associated payment in July 2026.
The Company received nonrefundable, non-creditable upfront payments totaling $15.0 million as initial consideration under the Everest License, which represents the transaction price at inception. In addition, the Company received $5.0 million upon submission of the NDA for LNZ100 (commercially known as VIZZ in the U.S.) to the National Medical Products Administration (“NMPA”) in Greater China for the treatment of presbyopia, and another $5.0 million upon FDA approval of VIZZ. The Company is also eligible to receive up to $85.0 million of additional regulatory and sales milestones, as well as tiered mid single-digit to low double-digit royalties on net sales in Greater China. Additional consideration to be paid to the Company upon reaching regulatory and sales milestones is excluded from the transaction price. Future milestone payments are fully contingent as the risk of significant revenue reversal will only be resolved depending on future regulatory approval and sales level outcomes, thus variable consideration related to the remaining milestone payments was fully constrained as of September 30, 2026. The sales-based royalty fee qualifies for the royalty constraint exception and does not require an estimate of the future transaction price. The sales-based royalty fee is considered variable consideration and will be recognized as revenue as such sales occur, if any.
The Company assessed the promises made under the Everest License and concluded the Everest License comprises a single performance obligation providing the right to use functional intellectual property. The $15.0 million transaction price allocated to that single performance obligation was recognized on completion of the transfer of the Everest License during the year ended December 31, 2022. During the three and nine months ended September 30, 2025, the first regulatory milestone under the Everest License was achieved upon submission of the NDA for VIZZ to the NMPA, resulting in the recognition of $5.0 million in license revenue. A second regulatory milestone under the Everest License was achieved upon FDA approval of VIZZ, for which the Company recognized an additional $5.0 million of license revenue during the three and nine months ended September 30, 2025. No contractual milestones were met under the Everest License during the three and nine months ended September 30, 2026.
Lotus Pharmaceutical Co., LTD. License and Commercialization Agreement
On May 7, 2025, the Company entered into a license and commercialization agreement providing an exclusive license (the “Lotus License”) to certain of the Company's IP to commercialize VIZZ for the treatment of presbyopia in humans in the Republic of Korea, the Kingdom of Thailand, Republic of the Philippines, the Socialist Republic of Vietnam, Malaysia, Negara Brunei Darussalam, the Republic of Indonesia, and the Republic of Singapore (collectively, “Southeast Asia”). Under the terms of the Lotus License, the Company received a $5.0 million nonrefundable, non-creditable upfront payment, which represents the transaction price at inception, and is eligible to receive up to $120.0 million of regulatory and sales milestones, as well as tiered, double-digit royalties on future net sales in Southeast Asia. Additional consideration to be paid to the Company upon reaching regulatory and sales milestones is excluded from the transaction price. Future milestone payments are fully contingent as the risk of significant revenue reversal will only be resolved depending on future regulatory approval and sales level outcomes, thus variable consideration related to the remaining milestone payments was fully constrained as of September 30, 2026. The sales-based royalty fee qualifies for the royalty constraint exception and does not require an estimate of the future transaction price. The sales-based royalty fee is considered variable consideration and will be recognized as revenue as such sales occur, if any.
The Company assessed the promises made under the Lotus License and concluded the Lotus License comprises a single performance obligation providing the right to use functional intellectual property. The $5.0 million transaction price allocated to that single performance obligation was recognized upon transfer of the Lotus License during the year ended December 31, 2025. The upfront payment was subject to a withholding tax in the Republic of Singapore, which the Company recorded as income tax expense during the year ended December 31, 2025. Such withholding may be eligible to be recovered against future taxable income in the United States in the form of a foreign tax credit. No regulatory or sales milestones were met under the Lotus License during the three and nine months ended September 30, 2026 or 2025.
Laboratoires Théa License and Commercialization Agreement
On July 7, 2025, the Company entered into a license and commercialization agreement providing an exclusive license (the “Théa License”) to register and commercialize VIZZ for the treatment of presbyopia in Canada. Under the terms of the Théa License, the Company received a $2.5 million nonrefundable, non-creditable upfront payment, which represents the transaction price at inception, and $2.5 million upon submission of the New Drug Submission (“NDS”) for VIZZ to Health Canada. The Company is also eligible to receive an additional $65.0 million in regulatory and commercial milestone payments, as well as tiered, double-digit royalties on future net sales in Canada. Additional consideration to be paid to the Company upon reaching regulatory and sales milestones is excluded from the transaction price. Future milestone payments are fully contingent as the risk of significant revenue reversal will only be resolved depending on future regulatory approval and sales level outcomes, thus variable consideration related to the remaining milestone payments was fully constrained as of September 30, 2026. The sales-based royalty fee qualifies for the royalty constraint exception and does not require an estimate of the future transaction price. The sales-based royalty fee is considered variable consideration and will be recognized as revenue as such sales occur, if any.
The Company assessed the promises made under the Théa License and concluded the Théa License comprises a single performance obligation providing the right to use functional intellectual property. The $2.5 million transaction price allocated to that single performance obligation was recognized upon transfer of the Théa License during the three and nine months ended September 30, 2025. During the nine months ended September 30, 2026, the first regulatory milestone under the Théa License was achieved upon submission of the NDS for VIZZ to Health Canada, resulting in the recognition of $2.5 million in license revenue. The Company received the associated payment in July 2026. No other regulatory or sales milestones were met under the Théa License during the three and nine months ended September 30, 2026 or 2025.
Lunatus Global Medical Supplies Distribution Agreement
On January 2, 2026, the Company entered into a distribution agreement appointing an exclusive distributor for VIZZ in the United Arab Emirates, Kingdom of Saudi Arabia, Kuwait, Qatar, Bahrain, Oman, Jordan, Lebanon, and Iraq (collectively, the “Middle East”) (the “Lunatus License”). Under the terms of the Lunatus License, the Company received a nonrefundable, non-creditable upfront payment and is eligible to receive regulatory and commercial milestone payments and a per unit fee for each unit sold to Lunatus for distribution in the Middle East, pending regulatory approval. Additional consideration to be paid to the Company upon reaching regulatory and sales milestones is excluded from the transaction price. Future milestone payments are fully contingent as the risk of significant revenue reversal will only be resolved depending on future regulatory approval and sales level outcomes, thus variable consideration related to the remaining milestone payments was fully constrained as of September 30, 2026.
The Company assessed the promises made under the Lunatus License and concluded the Lunatus License comprises a single performance obligation providing the right to use functional intellectual property. The transaction price allocated to that single performance obligation was recognized upon transfer of the Lunatus License during the three months ended March 31, 2026. No regulatory or sales milestones were met under the Lunatus License during the three and nine months ended September 30, 2026.
Arrotex Pharmaceuticals Pty Ltd License and Commercialization Agreement
On June 24, 2026, the Company entered into a license and commercialization agreement providing an exclusive license (the “Arrotex License”) to register and commercialize VIZZ for the treatment of presbyopia in Australia and New Zealand. Under the terms of the agreement, the Company received a nonrefundable, non-creditable upfront payment of $1.0 million. The Company determined that the agreement includes consideration payable to a customer, which reduced the transaction price at inception. The Company is also eligible to receive a mid double-digit percentage profit share of gross margin on future net sales in Australia and New Zealand. The sales-based share of gross margin qualifies for the royalty constraint exception and does not require an estimate of the future transaction price. The sales-based share of gross margin is considered variable consideration and will be recognized as revenue as such sales occur, if any.
The Company assessed the promises made under the Arrotex License and concluded the Arrotex License comprises a single performance obligation providing the right to use functional intellectual property. Upon receipt of the upfront payment in June 2026, the Company recorded a contract liability of $0.8 million, representing consideration received for which the performance obligation had not yet been satisfied. During the three and nine months ended September 30, 2026, the single performance obligation was satisfied, and the Company recognized revenue of $0.8 million associated with the transaction price and reduced the corresponding contract liability.
10.     Related Party Transactions
A member of the Company's board of directors currently serves as a member of the board of directors of one of the Company's vendors, and has served in that capacity since 2023. LENZ OpCo entered into a Master Services Agreement with this vendor in September 2023 to provide manufacturing services. Accordingly, the Company considers the vendor to be a related party. There were no services performed by the vendor for the three months ended September 30, 2026 and 2025. Fees incurred for services performed by the vendor were $0.1 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively. Fees were charged to selling, general and administrative expenses for the nine months ended September 30, 2026 and research and development expenses for the nine months ended September 30, 2025. The Company had no amounts and $0.1 million due to the vendor within accounts payable as of September 30, 2026 and December 31, 2025, respectively.
11.     Subsequent Events
On October 28, 2026, the board of directors of the Company approved a strategic reorganization to prioritize consumer marketing, allocate capital to maximize sales growth, and reduce operating expenses, which included decreasing the Company’s headcount by approximately 75% to approximately 40 full-time employees. Total net restructuring charges associated with the strategic reorganization are expected to be approximately $5 million, consisting primarily of severance and related termination benefits. Cash payments related to these expenses are anticipated to be substantially paid out and the strategic reorganization is expected to be substantially completed during the fourth quarter of 2026. The charges the Company expects to incur in connection with this strategic reorganization are subject to a number of assumptions, risks and uncertainties, and actual results may materially differ. The Company may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, these actions.

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
On July 31, 2025, the FDA approved VIZZ, making it the first and only aceclidine-based product approved by the FDA. VIZZ has five years of NCE exclusivity in the U.S., expiring in July 2030. The Company commercially launched VIZZ in the U.S. in August 2025, with direct-to-eye care professional sales and marketing activities initiated immediately upon approval. Professional product sample distribution by the sales force to optometrists and ophthalmologists and commercial product shipments to customers via our ePharmacy partner were initiated in October 2025, and product became broadly available in retail pharmacies beginning in November 2025. Beginning in July 2026, VIZZ became available via a telehealth platform, providing the convenience of an integrated online evaluation by independent licensed eye care professionals (“ECPs”), ePharmacy prescription fulfillment and home delivery.

Financial Overview
As of September 30, 2026, we had $197.3 million of cash, cash equivalents, and marketable securities. We have incurred net losses in each year since inception, and as of September 30, 2026, we had an accumulated deficit of $331.5 million. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses related to product sales, marketing, manufacturing, and distribution of VIZZ as we are in the early stages of commercialization, and additional costs associated with being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements. As a result of these and other factors, it is possible that we may require additional financing to fund our operations and planned commercial growth.
Since our inception, we have financed our operations primarily through public offerings of our common stock, proceeds from the Merger, and private placements of our common stock and convertible preferred stock. Concurrent with the closing of the Merger on March 21, 2024, we completed a private placement (the “March 2024 PIPE Financing”) of 3,559,565 shares of common stock for an aggregate gross purchase price of $53.5 million. Additionally, on July 17, 2024, we completed a private placement (the “July 2024 PIPE Financing”) of 1,578,947 shares of common stock for an aggregate gross purchase price of $30.0 million. As of December 31, 2025, we sold an aggregate of 3,618,634 shares of common stock under the sales agreement with TD Securities (USA) LLC (the “Sales Agreement”), resulting in net proceeds to the Company of $147.7 million. As of September 30, 2026, the Company had no remaining capacity under the Sales Agreement.
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
In June 2026, Everest Medicines (“Everest”) entered into an Asset Purchase Agreement with CORXEL Pharmaceuticals to acquire the rights to develop, manufacture, and commercialize VIZZ in Greater China. As part of this agreement, the rights and obligations and certain related ancillary agreements under the Everest License entered into by CORXEL in April 2022 were assigned and transferred to Everest. The Company is eligible to receive additional sublicense payments associated with regulatory and sales milestones under the Asset Purchase Agreement, including a $1.3 million upfront payment, for which the Company recognized license revenue during the nine months ended September 30, 2026 upon execution of the Asset Purchase Agreement.
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
Lunatus Global Medical Supplies Distribution Agreement
On January 2, 2026, we entered into a distribution agreement appointing an exclusive distributor for VIZZ in the United Arab Emirates, Kingdom of Saudi Arabia, Kuwait, Qatar, Bahrain, Oman, Jordan, Lebanon, and Iraq (collectively, the “Middle East”) (the “Lunatus License”). Under the terms of the Lunatus License, we received a nonrefundable, non-creditable upfront payment, and are eligible to receive regulatory and commercial milestone payments and a per unit fee for each unit sold to Lunatus for distribution in the Middle East, pending regulatory approval. In October 2026, the Emirates Drug Establishment granted Product Marketing Authorization Approval in the United Arab Emirates (“UAE”) for VIZZ. This represents the first regulatory approval under the Lunatus License.
Arrotex Pharmaceuticals Pty Ltd License and Commercialization Agreement
On June 24, 2026, we entered into a license and commercialization agreement providing an exclusive license (the “Arrotex License”) to register and commercialize VIZZ for the treatment of presbyopia in Australia and New Zealand. Under the terms of the Arrotex License, we received a $1.0 million nonrefundable, non-creditable upfront payment, and are eligible to receive a mid double-digit percentage profit share of gross margin on future net sales in Australia and New Zealand.
Key Trends and Factors Affecting Comparability Between Periods
•Sales of VIZZ commenced in the fourth quarter of 2025, thus, there were no product sales in the comparable periods in 2025. Total revenue for the three and nine months ended September 30, 2025 was solely derived from upfront and milestone payments under license agreements. We may generate future revenue from additional license and collaboration agreements to commercialize VIZZ outside the U.S.
•Our selling, general and administrative expenses have increased in 2026, relative to 2025, as we have built a cross-functional commercial team consisting of sales, marketing and commercial operations personnel, and the requisite infrastructure to support the commercialization of VIZZ. We expect to continue to incur expenses necessary to support our commercial strategy, including our direct-to-consumer (“DTC”) marketing campaign. We expect our selling, general and administrative expenses to decrease following the strategic reorganization announced in October 2026, which is expected to be substantially completed during the fourth quarter of 2026.
•Our research and development costs decreased to zero during the three and nine months ended September 30, 2026, primarily due to FDA approval of VIZZ in July 2025. On a prospective basis subsequent to FDA approval on July 31, 2025, certain expenses that were historically classified as research and development expenses were and will be prospectively classified into sales, general and administrative expenses, including certain medical affairs and chemistry, manufacturing and controls expenses that indirectly support VIZZ. We expect our research and development costs will be de minimis over the remainder of 2026.
Recent Developments
Launch of New Telehealth Prescribing Option to Accelerate Patient Access to VIZZ
On July 6, 2026, we announced that VIZZ is now available through a convenient telehealth platform, providing the convenience of an integrated online evaluation by independent licensed ECPs, ePharmacy prescription fulfillment and home delivery. Accessible through VIZZ.com, the integrated telehealth platform connects patients with an independent network of licensed eye care professionals who will evaluate patient telehealth eligibility based upon their medical history. Prescriptions will be automatically routed and fulfilled by our ePharmacy partner providing a seamless and convenient consumer journey from product interest to home delivery. Launch of the telehealth channel will be promoted alongside our

‘Tired of Reading Glasses’ campaign featuring brand spokesperson Sarah Jessica Parker through both a national television advertising campaign and digital DTC strategy.
Strategic Reorganization
On October 28, 2026, the board of directors approved a strategic reorganization to prioritize consumer marketing, allocate capital to maximize sales growth, and reduce operating expenses, which included decreasing our headcount by approximately 75% to approximately 40 full-time employees. Total net restructuring charges associated with the strategic reorganization are expected to be approximately $5 million, consisting primarily of severance and related termination benefits. Cash payments related to these expenses will be paid out and the strategic reorganization is expected to be substantially completed during the fourth quarter of 2026. The charges we expect to incur in connection with this strategic reorganization are subject to a number of assumptions, risks and uncertainties, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, these actions.
Leadership Transition
Effective December 1, 2026, Evert Schimmelpennink will transition from his role as our President and Chief Executive Officer and member of our board of directors, and Daniel Chevallard, our Chief Financial Officer, will serve as our interim President and Chief Executive Officer, replacing Mr. Schimmelpennink in such roles. Mr. Chevallard will continue to serve in his role as our Chief Financial Officer in addition to his role as interim President and Chief Executive Officer. Following the transition, Mr. Schimmelpennink will serve as a strategic advisor to the Chief Executive Officer from December 1, 2026, to December 31, 2026.
Approval of VIZZ in the United Arab Emirates
In October 2026, the Emirates Drug Establishment granted Product Marketing Authorization Approval in the UAE for VIZZ. VIZZ is registered in the UAE as a Prescription Only Medicine, with LENZ as the Marketing Authorization Holder. This represents the first ex-U.S. regulatory approval of VIZZ and first approval under the Lunatus License.
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
Operating Expenses
Cost of Sales
Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of VIZZ, including raw materials, third-party manufacturing costs, packaging services, and freight costs. Cost of sales also includes period costs related to certain operations personnel and inventory adjustment charges. The Company began capitalizing inventory costs upon FDA approval of VIZZ in July 2025. Prior to FDA approval of VIZZ, manufacturing and other inventory costs were recorded to research and development expenses, resulting in zero cost inventory. We have no remaining zero cost inventory as of September 30, 2026.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, business development, sales and marketing, human resources and other corporate functions. Other selling, general and administrative expenses include marketing and advertising costs to support our sales force, professional fees for legal, tax and business consulting services, public company related expenses such as audit fees and insurance costs, intellectual property and patent costs, facility costs and travel costs. Subsequent to the FDA approval of VIZZ, selling, general and administrative expenses also include salaries and related benefits and stock-based compensation costs related to our quality assurance, regulatory, supply chain and operations, and medical affairs functions.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table presents the results of operations for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Product sales, net	$2,599	$—	$2,599	N/A
License revenue	785	12,500	(11,715)	(94)%
Cost of sales	454	—	454	N/A
Selling, general and administrative expenses	35,848	27,596	8,252	30%
Research and development expenses	—	3,791	(3,791)	(100)%
Other income, net	1,949	2,187	(238)	(11)%
Product Sales, net
Following the FDA approval of VIZZ in July 2025, sales of commercial product began in October 2025. Product sales, net for the three months ended September 30, 2026 was $2.6 million and was primarily driven by approximately 38,000 packs sold and delivered to customers in the period. We had no product sales during the three months ended September 30, 2025.

License Revenue
License revenue for the three months ended September 30, 2026 was comprised of the upfront payment under the Arrotex License. License revenue recognized in the three months ended September 30, 2025 was due to the upfront payment under the Théa License and the achievement of two regulatory milestones under the Everest License.
Cost of Sales
Cost of sales for the three months ended September 30, 2026 was primarily driven by cost of sales recognized in connection with sales of VIZZ. There was no cost of sales during the three months ended September 30, 2025.
Selling, General and Administrative
Selling, general and administrative expenses increased $8.3 million, or 30%, to $35.8 million for the three months ended September 30, 2026 compared to $27.6 million for the three months ended September 30, 2025. The change was primarily driven by increases of $7.3 million in commercial marketing, advertising and sales infrastructure expenses as we launched our DTC marketing campaign in January 2026, $1.9 million in employee salaries and related expenses primarily due to non-cash share-based compensation, partially offset by a $0.7 million decrease in legal costs. Selling, general and administrative expenses included $4.1 million and $3.2 million of non-cash share-based compensation for the three months ended September 30, 2026 and 2025, respectively.
Research and Development
Research and development expenses decreased by $3.8 million, or 100%, for the three months ended September 30, 2026, compared to $3.8 million for the three months ended September 30, 2025. Subsequent to FDA approval, people-related, chemistry and control, and regulatory costs previously classified as research and development expenses were prospectively classified as selling, general and administrative expenses. Prior to FDA approval of VIZZ on July 31, 2025, costs related to the production of inventory were expensed in the period incurred within research and development expenses, resulting in zero cost inventory. Subsequent to FDA approval of VIZZ, direct and indirect manufacturing costs were capitalized to inventory.
Other Income, net
Other income, net for the three months ended September 30, 2026, was $1.9 million, compared to $2.2 million for the three months ended September 30, 2025. Interest income earned on our cash, cash equivalents, and marketable securities decreased period over period primarily due to a decrease in cash on hand during the period in 2026 compared to 2025.
Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table presents the results of operations for the periods indicated (amounts in thousands, except percentages):

	Nine Months Ended September 30,
	2026	2025		$ Change		% Change
Product sales, net	$5,986	$—		$5,986		N/A
License revenue	4,785	17,500		(12,715)		(73)%
Cost of sales	1,810	—	—	1,810	—	N/A
Selling, general and administrative expenses	120,186	51,505		68,681		133%
Research and development expenses	—	18,670		(18,670)		(100)%
Other income, net	6,853	6,944		(91)		(1)%
Product Sales, net
Following the FDA approval of VIZZ in July 2025, sales of commercial product began in October 2025. Product sales, net for the nine months ended September 30, 2026 was $6.0 million and was primarily driven by approximately 90,000 packs sold and delivered to customers in the period. We had no product sales during the nine months ended September 30, 2025.
License Revenue
License revenue for the nine months ended September 30, 2026 was comprised of revenue recognized from the upfront payments under the Lunatus and Arrotex Licenses, sublicense revenue recognized from the upfront payment under the Asset Purchase Agreement to Everest and the achievement of a regulatory milestone under the Théa License. License revenue recognized in the nine months ended September 30, 2025 was due to the upfront payments under the Lotus and Théa Licenses, and the achievement of two regulatory milestones under the Everest License.
Selling, General and Administrative
Selling, general and administrative expenses increased $68.7 million, or 133%, to $120.2 million for the nine months ended September 30, 2026 compared to $51.5 million for the nine months ended September 30, 2025. Increases in the comparative period included $37.6 million in commercial marketing, advertising and sales infrastructure as we launched our DTC campaign in January 2026, $25.6 million in employee salaries and related expenses due to a rise in headcount, including the hiring of our sales force, $2.5 million in chemistry and control and regulatory related expenses which were classified as selling, general and administrative expenses subsequent to FDA approval, $2.0 million in other corporate overhead, and $1.9 million in travel expenses primarily related to our sales force. Selling, general and administrative expenses included $12.8 million and $7.2 million of non-cash share-based compensation for the nine months ended September 30, 2026 and 2025, respectively.
Research and Development
Research and development expenses decreased by $18.7 million, or 100%, for the nine months ended September 30, 2026, compared to $18.7 million for the nine months ended September 30, 2025. Subsequent to FDA approval, people-related, chemistry and control, and regulatory costs previously classified as research and development expenses were prospectively classified as selling, general and administrative expenses. Prior to FDA approval of VIZZ on July 31, 2025, costs related to the production of inventory were expensed in the period incurred within research and development expenses, resulting in zero cost inventory. Subsequent to FDA approval of VIZZ, direct and indirect manufacturing costs were capitalized to inventory.
Other Income, net
Other income, net for the nine months ended September 30, 2026 and 2025, was $6.9 million. Interest income earned on our cash, cash equivalents, and marketable securities was flat period over period due to a lower effective yield on our marketable securities resulting from a decline in interest rates, offset by an increase in cash on hand during the period in 2026 compared to 2025.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2026, we had $197.3 million of cash, cash equivalents and marketable securities. We have incurred net losses in each year since inception and as of September 30, 2026, we had an accumulated deficit of $331.5 million. Our net losses were $31.0 million and $16.7 million for the three months ended September 30, 2026 and 2025, respectively, and $104.4 million and $46.2 million for the nine months ended September 30, 2026 and 2025, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses as we continue commercialization of VIZZ, including costs related to product sales, marketing, manufacturing, and distribution.
From inception through September 30, 2026, we received funding of $13.0 million from our initial seed financing, $47.0 million from the sale of Series A Convertible Preferred stock, $10.0 million from the sale of Series A-1 Convertible Preferred Stock, gross proceeds of $83.5 million from the sale of Series B Convertible Preferred stock, approximately $117.8 million in cash and cash equivalents from the Merger, approximately $53.5 million in gross cash proceeds from the March 2024 PIPE Financing, and $30.0 million in gross cash proceeds from the July 2024 PIPE Financing.
On April 4, 2025, we entered into the Sales Agreement with TD Securities (USA) LLC (“TD Cowen”) under which we may offer and sell up to $150.0 million of shares of our common stock from time to time through an “at the market” offering program under which TD Cowen will act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, TD Cowen may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The shares were issued pursuant to our shelf registration statement on Form S-3, including the prospectus supplement contained therein, which was declared effective by the SEC on April 14, 2025. During the year ended December 31, 2025, we sold an aggregate of 3,618,634 shares of common stock at a weighted-average price of $41.45 under the Sales Agreement, resulting in net proceeds of $147.7 million, utilizing the full capacity of the Sales Agreement.
Funding Requirements
We believe that our cash, cash equivalents, and marketable securities as of September 30, 2026 will allow us to continue to commercialize VIZZ. This belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than expected. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than currently anticipated, and we may need to seek additional funds sooner than planned.
Our future capital requirements will depend on many factors, including but not limited to:
•costs associated with maintaining the requisite infrastructure to commercialize VIZZ;
•our ability to generate positive operating cash flow from sales of VIZZ;
•the costs of commercial manufacturing of VIZZ;
•the costs, timing, and outcome of any additional regulatory review of VIZZ;
•the legal costs of obtaining, maintaining, and enforcing our patents and other intellectual property rights;
•our efforts to maintain or enhance operational systems and hire or retain personnel to satisfy our obligations as a public company;
•costs associated with the strategic reorganization announced in October 2026;
•the terms and timing of establishing and maintaining licenses and other similar arrangements;
•our ability to achieve sufficient market acceptance and adequate market share and revenue for VIZZ; and
•costs associated with any products or technologies that we may in-license or otherwise acquire or develop.
We believe that our existing cash, cash equivalents, and marketable securities through the date of filing of this report will be sufficient to support our operations for at least the next 12 months. We intend to evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We cannot be assured that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or equity-linked securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we raise additional funds through the incurrence of indebtedness, then we may be subject to increased fixed payment obligations and could be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business.
Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(94,606)	$(36,145)
Investing activities	99,571	14,142
Financing activities	409	27,130
Net increase in cash and cash equivalents	$5,374	$5,127
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
For the nine months ended September 30, 2026, cash used in operating activities was $94.6 million and resulted from a net loss of $104.4 million and a $3.8 million decrease in operating assets and liabilities, offset by $13.6 million in non-cash adjustments primarily driven by share-based compensation expense.
For the nine months ended September 30, 2025, cash used in operating activities was $36.1 million and resulted from a net loss of $46.2 million, offset by $6.3 million in non-cash adjustments primarily driven by share-based compensation expense and a $3.8 million increase in operating assets and liabilities.
Net Cash Provided by Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2026 was $99.6 million, primarily due to $132.1 million in proceeds from maturities of marketable securities, and partially offset by $32.5 million of purchases of marketable securities.
Cash provided by investing activities for the nine months ended September 30, 2025 was $14.1 million, primarily due to $162.6 million in proceeds from maturities of marketable securities, and partially offset by $147.7 million of purchases of marketable securities and $0.8 million in purchases of property and equipment.
Net Cash Provided by Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2026 was driven by proceeds from the issuance of common stock under the employee stock purchase plan.
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
We also have contracts with various suppliers and manufacturing companies to supply the active pharmaceutical ingredient used in VIZZ, and manufacture the drug product for commercial sale and used in the regulatory process. The scope of the services under these contracts can be modified and the contracts cancelled by us upon written notice. In the event of a cancellation, we would be liable for the cost and expenses incurred to date as well as any close out costs of the service arrangement.
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
We are also a “smaller reporting company” because the market value of our stock held by non-affiliates was less than $700 million as of June 30, 2025 and our annual revenue was less than $100 million during the fiscal year ended December 31, 2025. We may continue to be a smaller reporting company in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of June 30 in the most recently completed second quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of June 30 in the most recently completed fiscal year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2026. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are a commercial pharmaceutical company with limited operating history. In July 2025, the FDA approved VIZZ (aceclidine ophthalmic solution) 1.44%, formerly known as LNZ100, the first and only FDA-approved aceclidine-based eye drop for the treatment of presbyopia in adults, and we launched VIZZ commercially in the U.S. in August 2025. Our operations prior to such date were limited to organizing the company, raising capital, developing our product candidates and preparing for commercialization, including building our commercial strategy, supply chain and distribution network. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to continue to maintain the requisite infrastructure to successfully commercialize VIZZ. We have not yet demonstrated our ability to successfully conduct sales and marketing activities necessary for successful, large-scale, profitable product commercialization, and we may not be successful in doing so.
Until recently, we did not have any products approved for sale, we have not generated significant revenue from the sale of products, we have incurred significant net losses since the company’s formation and we have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, common stock, and the Merger. Our net losses were $31.0 million and $16.7 million for the three months ended September 30, 2026 and 2025, respectively, and $104.4 million and $46.2 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $331.5 million. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses and our ability to potentially achieve profitability will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
We expect to continue incurring significant expenses and increasing operating losses as we continue commercialization. We anticipate that our expenses will increase substantially if and as we:
•maintain and manage the requisite infrastructure for the commercialization of VIZZ;
•maintain the requisite infrastructure to support our operations as a public company and our product development and commercialization efforts;
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
For example, Vuity was launched by AbbVie and, in April 2025, a second pharmacologic option for the treatment of presbyopia was launched under the brand Qlosi. Marketed by Orasis, Qlosi was the second pilocarpine-based product for the treatment of presbyopia approved by the FDA. In August 2025, a generic version of Vuity was launched by Amneal Pharmaceuticals. In January 2026, the FDA approved Yuvezzi for the treatment of presbyopia, a carbachol-based eye-drop developed by Tenpoint Therapeutics, which subsequently launched in March 2026. Additionally, Ryzumvi was approved to treat presbyopia in October 2026. While we believe Qlosi, Yuvezzi, Ryzumvi and the generic version of Vuity will face similar challenges to those faced by Vuity, if ECPs or patients prefer Qlosi, Yuvezzi, Ryzumvi or the generic version of Vuity over VIZZ, our market opportunity may be limited.
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
We have devoted and plan to continue to devote a significant portion of our existing cash, cash equivalents, and marketable securities, to continue to maintain and optimize the sales and marketing infrastructure required to successfully commercialize VIZZ. In 2025, we launched VIZZ with our own sales organization in the U.S., focused on partnering with ECPs, while also deploying, in parallel, a highly targeted consumer strategy. In October 2026, we announced a strategic reorganization in order to prioritize consumer marketing, allocate capital to maximize sales growth, and reduce operating expenses.
In order to achieve the commercialization goals for VIZZ we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell and market VIZZ. We may not be successful in accomplishing these required tasks.
Establishing and supporting distribution capabilities to commercialize VIZZ has been and will continue to be expensive and time-consuming and will require significant attention of our executive officers to manage. Identifying, recruiting and retaining qualified sales and marketing personnel and training them on our products, applicable federal and state laws and regulations, and on our internal policies and procedures requires significant time, expense and attention. Our business will be harmed if our efforts to retain and train our sales and marketing personnel are unsuccessful. Any failure to hire, develop and retain talented sales and marketing personnel, to achieve desired productivity levels in a reasonable timeframe or timely leverage our fixed costs could have a material adverse effect on our business, financial condition and results of operations. Moreover, our sales and marketing personnel are at-will employees. The loss of these personnel to competitors or otherwise could materially harm our business. If we are unable to retain our sales and marketing personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill technical expertise in replacement personnel, our revenue and results of operations could be materially harmed. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of VIZZ.
Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize VIZZ or any other product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize VIZZ, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.
While we launched our telehealth channel in July 2026, our commercial strategy continues to include partnering with ECPs. If we are unable to successfully demonstrate the clinical benefits of our products, our efforts to commercialize such products will be severely inhibited, which would have a material adverse effect on our business.
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
Competitors may challenge, infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter challenges, infringement or unauthorized use or misappropriations, we or any future licensors may be required to file or defend legal claims, which can be expensive and time-consuming. In addition, in such a proceeding, a court may decide that one or more of our patents or any of our current or future licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness (inventive step), non-enablement, insufficient written description, or failure to claim patent-eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. Additionally, delays caused by the federal agencies may increase the time period that we are subject to such claims. For example, administrative changes, including reduced personnel and budgets experienced by the Patent Trial and Appeal Board, could further delay our ability to timely challenge any such patents. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours or any future licensors is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that it or any future licensors’ patent claims do not cover the invention, or decide that the other party’s use of our or any future licensors’ patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). An adverse outcome in a litigation or proceeding involving our or any future licensors’ patents could limit our ability to assert our own or any future licensors’ patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive position, and our business, financial condition, results of operations and prospects. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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
In April 2022, we entered into the Everest License (formerly referred to as the “CORXEL License”), pursuant to which we granted CORXEL an exclusive license to certain of our intellectual property rights to develop, use, import, and sell products containing VIZZ or LNZ101 (“LNZ Products”) for the treatment of presbyopia in humans in mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan (collectively, “Greater China”) and the first right of negotiation for CORXEL to license any other product that we develop or commercialize containing aceclidine or brimonidine for uses outside of the treatment of presbyopia in Greater China. In June 2026, Everest Medicines (“Everest”) entered into an Asset Purchase Agreement with CORXEL to acquire the rights to develop, manufacture, and commercialize VIZZ in Greater China. As part of this agreement, the rights and obligations and certain related ancillary agreements under the Everest License entered into by CORXEL in April 2022 were assigned and transferred to Everest. Under the terms of the Everest License, we shall refrain from developing or commercializing any competing product, or knowingly enabling a third party to develop or commercialize a product containing aceclidine or brimonidine that would reasonably be expected to result in off-label sales of such products, for the treatment of presbyopia in humans in Greater China. We have entered into similar agreements with Lotus Pharmaceutical Co., Ltd. (“Lotus”) to commercialize VIZZ in the Republic of Korea and certain countries in Southeast Asia (the “Lotus License”), with

Laboratoires Théa (“Laboratoires Théa”) to commercialize VIZZ in Canada (the “Théa License”), with Lunatus Global Medical Supplies (“Lunatus”) to commercialize VIZZ in the Middle East (the “Lunatus License”), and Arrotex Pharmaceuticals Pty Ltd (“Arrotex,” and together with Everest, Lotus, Laboratoires Théa and Lunatus, our “License Partners” ) to commercialize VIZZ in Australia and New Zealand (the “Arrotex License,” and together with the Everest License, the Lotus License, the Théa License and the Lunatus License, the “License Agreements,” and the territories covered by the License Agreements, the “Licensed Territories”).
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
On October 28, 2026, our board of directors approved a strategic reorganization, which included a reduction in our workforce by approximately 75%. Notwithstanding the strategic reorganization, to succeed, we must recruit, retain, manage and motivate qualified executives, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management as we execute on the commercialization of VIZZ and manage our operations as a public company. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level and following the completion of our recently announced strategic reorganization, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the future success of our business. We could, in the future, have difficulty attracting experienced personnel and may be required to expend significant financial resources in employee recruitment and retention efforts.
On October 28, 2026, we announced the transition of Evert Schimmelpennink as our President and Chief Executive Officer and member of our board of directors, and the appointment of Daniel Chevallard, our Chief Financial Officer, to interim President and Chief Executive Officer, replacing Mr. Schimmelpennink in such roles, effective December 1, 2026. These leadership transitions, as well as future senior management changes, could disrupt and have a detrimental effect on our business.
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
The market price of our common stock has been, and may continue to be, subject to significant fluctuations. For example, from April 1, 2024 through September 30, 2026, the closing price for our common stock ranged from a low of $3.72 to a high of $49.05 per share. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
On April 4, 2025, we filed a $500 million shelf registration statement on Form S-3 which became effective April 14, 2025. The shelf registration statement is effective for three years and permits us to sell, from time to time, up to $500 million in aggregate value of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts and/or units. The shelf registration statement is intended to provide us with flexibility to access additional capital when market conditions are appropriate. Included in the $500 million shelf registration on Form S-3, we also filed a prospectus supplement to sell up to an aggregate value of $150 million of our common stock through an “at-the-market” offering, which had no remaining capacity as of December 31, 2025.
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
Our board of directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.
Our amended and restated certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue shares of preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.
We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of our financials to those of other public companies more difficult. As a result, changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance, or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.
Once we are no longer an emerging growth company, a smaller reporting company or otherwise no longer qualify for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results and cash flows.
We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. However, as an emerging growth company, we may take advantage of exemptions from various requirements such as an exemption from the requirement to have our independent auditors attest to our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 as well as an exemption from the “say on pay” voting requirements pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. We will no longer qualify as an emerging growth company after December 31, 2026 (or upon such earlier time as we no longer meet the other applicable requirements). After we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, which may allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Once we are no longer an emerging growth company or a smaller reporting company or otherwise no longer qualify for these exemptions, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed.
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
As of December 31, 2025, we had federal and state net operating loss (“NOL”) carryforwards of $178.9 million and $12.4 million, respectively. The U.S. federal NOL carryforwards of $178.9 million may be carried forward indefinitely. State NOL carryforwards totaling $12.4 million begin to expire in 2040 unless previously utilized. In addition, we had federal R&D credit carryforwards totaling $8.3 million, which will begin to expire in 2040 unless previously utilized.
Under current law, U.S. federal NOLs generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income for taxable periods beginning after December 31, 2020. Many state jurisdictions conform to federal law for this purpose or have similar or other provisions that limit the deductibility of state NOL carryforwards in a taxable period. For example, California has temporarily disallowed the use of NOLs to offset California taxable income prior to 2027. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), U.S. federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage within a rolling three-year period. We believe we underwent an ownership change in 2024, which resulted in a limitation that reduced the availability of our NOL and tax credit carryforwards. We adjusted the carryforward attributes accordingly, with an offsetting adjustment to the valuation allowance. Subsequent ownership changes may further limit our ability to utilize NOL and tax credit carryforwards in future years. To the extent we have experienced or will experience an ownership change(s), our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities by us during the quarter ended September 30, 2026 that were not previously reported in current reports on Form 8-K filed with the SEC.
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

Dated: November 3, 2026
	By:	/s/ Evert Schimmelpennink
	Name:	Evert Schimmelpennink
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 3, 2026
	By:	/s/ Daniel Chevallard
	Name:	Daniel Chevallard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)